Form 10-K405
period 1995-12-31
FIRST FIDELITY ACCEPTANCE CORP
filed 1996-06-05
CIK 789874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                        Commission file number 33-3435 D

                        FIRST FIDELITY ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                87-0432499
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4975 PRESTON PARK BOULEVARD, SUITE 400, PLANO, TEXAS 75093
- ----------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code             (214) 985-2150
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X   No      (See Form 15 C211 Filing)
              ---      ---

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation SK contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 24, 1996 was $9,031,000, based upon the median of the closing bid and asked prices of such stock on May 24, 1996.

                                                           Number of Shares
            Class                                    Outstanding at May 24, 1996
            -----                                    ---------------------------
Common Stock, $.001 par value                                  41,283,316

                                     PART I

ITEM 1.  BUSINESS.

    First Fidelity Acceptance Corp. (the "Company"), a Nevada corporation, is a purchaser of automobile retail installment sale contracts ("Autoloans") through a nationwide network of factory-authorized automobile dealers. The Company has entered into agreements with such automobile dealers under which it purchases Autoloans relating to the sale of automobiles and light trucks to borrowers of marginal creditworthiness. Through December 31, 1995 the Autoloans have been insured by The Great American Insurance Company against loss of principal and interest. The Company expects to stop purchasing principal and interest insurance in 1996 due to changes in market factors. Certain Autoloans are insured against vehicle collateral loss or damage by the aforementioned insurance company, while other Autoloans have similar insurance provided by a wholly-owned subsidiary of Fireman's Fund. The Company utilizes a third party as Autoloan servicer and a bank as trustee, to control the collateral and distribution of funds to investors in the Autoloans.

    The Company acquires Autoloans from the dealers, at a discount from face value. Substantially all of the Autoloans are initially financed and funded by third-party financial institutions that acquire the Autoloans on an interim basis as "warehouse" investors. The Company and its subsidiaries subsequently combine these Autoloans into pools, repurchase them from the warehouse investors, and simultaneously securitize and sell interests in the pools as asset backed securities to permanent investors.

   The Company relies heavily on regular securitizations of Autoloans in order to free up capacity with warehouse investors and thereby grow Autoloan volume and profitability. For the past three years, the ability to securitize Autoloans has been impaired significantly by the legal proceedings described in
Item 3 below.

    Since December 31, 1995, the Company has expanded its warehouse capacity through the sale of certificates by a wholly-owned subsidiary of the Company. Further, with the resolution of the Borlaug legal proceedings, a major financial institution commenced financing and funding Autoloans originated by the Company's automobile dealers. This should enable the Company to grow in the second half of 1996 and beyond.

    Autoloan application fees and loan discounts charged to automobile dealers are recognized as income at time of purchase. All related purchase costs, including Autoloan insurance premiums covering principal, interest and vehicle collateral, are recognized as expense at the time of Autoloan purchase. Through December 31, 1995, the Company has purchased approximately 5,000 such Autoloans with an aggregate original principal balance of approximately $58 million and has completed seven securitizations totaling approximately $34 million. The remaining Autoloans not yet securitized of approximately $16 million were owned by warehouse investors as of December 31, 1995, subject to the right of repurchase by one of the Company's subsidiaries.

    In connection with each securitization, the related special purpose subsidiary of the Company receives a non-assignable and non-marketable guarantee fee for providing and maintaining a cash collateral account with the trustee. Such cash collateral account acts as a liquidity reserve to ensure that the asset backed security certificate holders are paid on the due date regardless of whether the underlying Autoloans are paid on the due date by the borrowers. This is not a loss reserve as Autoloan losses are covered by insurance.

    The Company's subsidiaries recognize income on the Autoloan sales equal to the present value of the guarantee fee to be received over the term of the underlying Autoloans after deducting an estimated amount for possible prepayments and costs. Changes in such estimates are based on updated prepayment and default data and result in periodic corresponding adjustments to revenues and the uncollected guarantee fee. The uncollected portion of the guarantee fee is reflected in the accompanying balance sheet as "Due from sales and securitizations of loans," and is net of (a) an imputed interest factor,
(b) accrued estimated costs associated with prepayments, defaults, and repossessions, and (c) amounts collected to date.

    The costs and expenses relating to the Autoloans are deducted from revenue at the time of financing and funding by the warehouse investors. Such expenses comprise Autoloan insurance premiums, future servicing costs, securitization costs, repossession expenses, bank charges and trustee fees.

SECURITIZATION BY SUBSIDIARIES

    The Company commenced its securitization activities in September 1992 through wholly-owned subsidiaries. The following table sets forth certain information regarding each securitization, all of which were private and non-rated ($000s):

                                                        Weighted                             Gross
                       Amount        Balance at         Average      Securitization        Guarantee
              Date   Securitized  December 31, 1995       APR             Rate                Fee
              ----   -----------  -----------------     --------     --------------        ---------
August       1992       $2,019         $ 451            20.91%          20.91%                --

February     1993        2,414           742            20.71%          12.00%               8.71%

July         1993        2,867           993            20.39%          12.00%               8.39%

October      1994        2,940         1,606            20.64%          12.00%               8.64%

January      1995        6,203         4,932            20.37%           9.50%              10.87%

April        1995       10,450         8,838            20.37%           9.00%              11.37%

September    1995        7,050         6,742            20.23%           8.50%              11.73%

HISTORY

   The Company was founded on August 10, 1988 as First Fidelity Acceptance Corp., ("FFAC"), a Florida corporation with general corporate powers.

   On September 30, 1988, the Florida corporation merged with Metro Development, Inc., a Utah corporation. Metro Development was founded on April 18, 1985 to engage in the acquisition of properties, assets, and businesses. In 1987, Metro Development raised $288,000 from approximately 200 investors in an initial public offering.

   In the merger between the Florida and Utah corporations, the Utah corporation was the survivor, with the shareholders of the Florida corporation receiving shares of Metro Development, Inc.

    On the same date as the merger, the surviving Utah corporation restructured as a Nevada corporation with general corporate powers, recapitalized with a reverse split of 1 for 20 and changed its name to First Fidelity Acceptance Corp. In the restructuring, 8,469,000 shares of common stock were issued to the former shareholders of the Florida corporation, and 1,843,425 shares were issued to the shareholders of the pre-merger Utah corporation.

MARKET SERVED

   The Company's Autoloan program enables marginal credit borrowers who are gainfully employed to obtain reliable automobile transportation. The Autoloans at time of purchase range from $4,500 to $20,000 net of the borrower's downpayment of at least 10%. The Company has identified its niche market as "marginal credit quality" automobile purchasers. In most cases, these purchasers have an adverse credit rating in their past or no prior credit and therefore do not qualify under the traditional lender's underwriting guidelines. While these consumers may have had a financial mishap in the past, perhaps caused by the temporary loss of employment, illness or divorce, they are now qualified to finance the purchase of a vehicle. Under the Company's program, buyers are given the opportunity to reestablish or establish a good credit rating.

   The automobile finance industry is the second-largest consumer finance industry in the U.S. with over $400 billion in loan and lease originations in 1995. The Company estimates that over 5 million potential purchasers meet its Autoloan underwriting guidelines each year, but are rejected by non-marginal program lenders. The Company's market should therefore be considered to be over 50 billion dollars of Autoloans per annum.

   The Company's underwriting criteria identify the applicants who have attributes and characteristics which are most likely to result in satisfactory payment performance. They also eliminate persons lacking ability or intent to repay their Autoloan or need for the car to get to and from work.

COMPETITION

   The Company's principal competitors are certain automobile finance companies that are national in scope, regional finance companies and local banks. No single competitor or group of competitors is likely to significantly affect the Company's ability to substantially increase its Autoloan volume at a profit. However, competitive pressures caused the Company to reduce the Autoloan discount it charges the auto dealers from 18% to 12% in August 1993, and to eliminate auto dealer sign-up fees. During October 1995, the Company further reduced the Autoloan discount to 10%. The competitor with the greatest market penetration has approximately a 2% market share.

RISK MITIGATION

   The Company's risk mitigation strategies are geared to meeting the demanding requirements of asset backed securities. Investors in such securities are protected through the combination of: a) the Company's Autoloan underwriting criteria; b) insurance coverage of the Autoloan principal, interest and underlying collateral; and c) independent third-party support comprising Autoloan servicing and trustee services.

    a)    Autoloan underwriting criteria

    All borrowers comply with each requirement of the following underwriting components: stability of residence, stability of employment, financial capability to repay the Autoloan, and current credit ratings showing satisfactory financial responsibility. The Company requires a satisfactory explanation of the cause of prior credit problems, and proof of remedy.

    The Company's underwriting staff reviews the applications and analyzes reports of independent credit bureaus relating to the applicant. If the application passes this initial review, it is then evaluated for compliance with the Company's underwriting criteria.

    If the application meets such underwriting criteria, the data is input to the Company's default prediction model with the objective of reducing the risk of delinquency and insurance claims by applying more accurate measures to the established concepts of:

         --   Stability of borrower
         --   Ability to pay
         --   Willingness to pay
         --   Loan to value

    If the application passes the default prediction model, it is then reviewed by two of the Company's underwriters, either of whom have the authority to reject the application, but both of whom would be required to sign off for the application to be approved.

    After an Autoloan is conditionally approved by the Company, the automobile dealer from whom the Autoloan is purchased forwards a funding package to the Company with documentation supporting the applicant's identity, residence, employment and income, as well as the automobile sales contract, insurance verification, proof of Department of Motor Vehicles registration, together with a factory invoice or used vehicle book out sheet to support the collateral value. The Company then completes the Autoloan principal, interest and collateral insurance documentation and two of the Company's loan officers and a corporate officer approve each Autoloan package for funding after verification of residence, employment, personal references and the vehicle details.

    b)   Insurance

    Each Autoloan is covered by an Auto Loan Protection Insurance Policy ("ALPI") and a Blanket Collateral Protection Insurance Policy ("BCPI") or Lenders Comprehensive Simple Interest Insurance Policy ("LCSII"). The Company expects that it will eliminate use of the ALPI policy during 1996 and proceed on a self-insured basis by establishing additional restricted cash reserves.

    The ALPI Policy provides that if the obligor on an Autoloan fails to pay the Autoloan and the related vehicle is repossessed, the Insurer will pay the difference between (i) the unpaid principal balance of the Autoloan (the outstanding loan balance) and (ii) the greater of the proceeds from the sale of the repossessed vehicle or the actual cash value of such vehicle (determined as provided in the ALPI Policy), less certain amounts specified in the ALPI Policy. The maximum amount payable by the Insurer with respect to any one vehicle covered under the ALPI Policy is $15,000.

    The BCPI and LCSII Policies provide coverage for losses incurred which result from (i) physical loss of or damage to a vehicle which is not covered by other insurance, (ii) the unintentional failure to file or improper filing of the instrument creating a security interest in a vehicle in favor of the trustee (see paragraph c) below), (iii) the conversion or concealment of the vehicle or the confiscation of the vehicle by a governmental body, officer or office, and/or (iv) any shortfall between the unpaid balance of the Autoloan and the amount received from other insurance upon physical loss of or damage to a vehicle. The maximum amount payable per vehicle by the Insurer with respect to losses described in (iv) above is $10,000.

    c)   Third-Party Assurances

    The integrity of the Company's Autoloan program is aided by utilizing the interlocking services of reputable third-party service providers described below.

    The Company accesses the leading credit bureaus to determine the applicant's credit history and status. The Company verifies the applicant's residence, employment and insurance coverage with independent sources, and verifies the details of the vehicle and the Autoloan with the applicant.

    A major bank is the lienholder of record on the vehicle certificate of title and acts as trustee to ensure proper documentation, lienholder recordation and funds disbursement. A subsidiary of a major insurance company services the Autoloans which entails Autoloan funding, perfecting the security interest and assignment, collection of payments, insurance claim filing, monthly reporting and payment to the trustee representing investors holding an interest in the Autoloans.

FUNDING OF AUTOLOANS

   Autoloans are purchased daily from auto dealers through the Company's warehouse investor facilities. The warehouse investors are repaid through the proceeds of selling the Autoloans in the form of asset backed securities.

   Through December 31, 1995, the Company has sold seven asset backed securities commencing September 1992.

EMPLOYEES

   As of May 24, 1996, the Company had 29 full-time employees. The Company expects the total number of employees to increase as it continues to expand. The Company has an excellent relationship with its employees and none of the employees are represented by a collective bargaining agreement.

GOVERNMENT REGULATIONS

    All consumer finance operations are subject to federal and state regulations. Personal loan lending laws generally require licensing of the lender; limitations on the amount, duration and charges for various categories of loans; adequate disclosure of certain contract terms; and limitations on certain collection policies and creditor remedies. The Company purchases the Autoloans from auto dealers who are licensed as sales finance companies. In general, the Company is not required to obtain a state lender's license.

   Numerous federal and state consumer protection laws and related regulations impose substantive disclosure requirements upon lenders and servicers involved in consumer finance. These federal laws and regulations include, among others, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Indebtedness Collection Practices Act, the Motor Vehicle Information and Cost Savings Act, the Magnuson-Moss Warranty Act and the Federal Reserve Board's Regulations B and Z.

    The Federal Trade Commission ("FTC") has adopted the so-called holder-in-due-course rule which has the effect of subjecting persons who finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. The FTC's "Rule on Sale of Used Vehicles" requires that all sellers of used vehicles prepare, complete and display a "Buyer's Guide" which explains the warranty coverage (if any) for such vehicles. The "Credit Practices Rule" of the FTC imposes additional restrictions on loan provisions and credit practices.

    The majority of states in which the Company operates have adopted motor vehicle retail installment sales acts or variations thereof. These laws regulate, among other things, the interest rate and terms and conditions of motor vehicle retail installment loans. These laws also impose restrictions on consumer transactions and require loan disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply.

CERTAIN DEFINITIONS

    The following defined terms are used in this Form 10-K. For further information with respect to the defined terms, see Notes to Consolidated Financial Statements.

    "Annual percentage rate" or "APR" refers to the annual rate of interest paid by a borrower on an Autoloan.

    "Asset backed securities" are securities backed by, or representing undivided interests in, financial assets such as Autoloans, credit card receivables and home equity loans.

    "Gain on sale" of Autoloans represents the discounted value of estimated future cash flows to be received from Autoloans sold.

    "Securitization" refers to a transaction in which Autoloans are sold by special purpose subsidiaries organized for the purpose of issuing asset backed securities.

    "Warehouse" refers to an arrangement whereby Autoloans are purchased by financial institutions on a short-term basis.

ITEM 2.  PROPERTIES

    The Company leases office space of 5,702 square feet at its principal office, 4975 Preston Park Boulevard, Suite 400, Plano, Texas 75093.

ITEM 3.  LEGAL PROCEEDINGS

(a) Settled and Dismissed Legal Proceedings

    One of the founders of the Company, James C. Borlaug ("Borlaug"), and certain other former directors then owning collectively approximately 25% of the outstanding shares of FFAC's common stock began a series of legal proceedings against the Company in mid 1993.

    On September 22, 1993, a lawsuit was commenced by John P. Monteverde, Jr. ("Monteverde"), a minority shareholder and former director of the Company, in District Court in Collin County, Texas. The lawsuit was brought by Monteverde, individually, and in a purported capacity as agent for Borlaug and other various unidentified shareholders of the Company (the "Monteverde Litigation") and named the Company, its Chairman and CEO Tucker and then director Metcalf as defendants. The Complaint in the Monteverde Litigation sought unspecified damages and certain injunctive relief including, among other things, injunctive orders appointing Monteverde President of the Company and replacing the existing Board of Directors of the Company with various individuals acting in concert with Monteverde. Monteverde's motion for a preliminary injunction was withdrawn by him prior to a hearing. The Company denied all allegations against it in the Monteverde Litigation and brought extensive counterclaims and third-party claims against Monteverde and persons and entities believed to be acting in concert with him. Management of the Company believes that the Monteverde Litigation and subsequent proceedings were commenced for the purpose of either taking control of the Company or disrupting its business for the benefit of certain of its competitors.

    On October 18, 1993, Monteverde, with the proxy of Borlaug and others, attempted to hold a special meeting of stockholders in lieu of the official annual meeting of stockholders on the same date. The then incumbent directors were reelected at the Company's annual meeting of stockholders. On January 13, 1994, the Company and Monteverde filed dismissals of their respective claims with no award of damages or costs to either party.

    On November 9, 1993, an Involuntary Bankruptcy Petition was filed against the Company under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court for the Eastern District of Texas, Sherman Division. The Petition was filed by ten individuals, including Borlaug, or entities ("Petitioners"), all of whom were believed by management of the Company to be acting in concert with Monteverde and in furtherance of similar purposes. The Company disputed the validity of a substantial majority of the claims filed by the Petitioners.

    On January 4, 1994, the Federal Bankruptcy Judge signed an order dismissing the Involuntary Bankruptcy Petition pursuant to the following agreement between the Company, Management and the Petitioners:

    (i) Then incumbent Management and the Petitioners, who together owned approximately 50% of the outstanding common stock of the Company, entered into a voting agreement whereby they agreed to vote their shares through April 1, 1997 in support of three directors nominated by then incumbent Management, three directors nominated by the Petitioners, and a seventh agreed upon by both groups.
             Each candidate for the board of directors required approval of the Company's Autoloan insurers, its warehouse investors, and its asset backed security purchasers. The voting agreement was terminated during April 1995.

    (ii) Royalty agreements between the Company and Management, together with certain Petitioners, were terminated. The Company executed notes to reflect the negotiated settlement of all Petitioner claims, including royalty claims. The balance outstanding under these notes was $-0- at December 31, 1995 and $583,000 at December 31, 1994.

    (iii) All outstanding shares of common stock of the Company were ratified, subject to paragraph (v) below.

    (iv) The Company modified Tucker's employment agreement to provide for a salary of $150,000 per annum, a cash bonus of 15% of the Company's pre-tax profits in years when pre-tax profits exceed $1,000,000, and certain fringe benefits.

    (v) The Company and Management executed releases with the Petitioners except as to Borlaug whose disputed claim was subject to the Company's claims, counterclaims and offsets in a greater amount.

    On May 10, 1995, Borlaug commenced a lawsuit against the Company, its common stock transfer agent, and Tucker in District Court for Collin County, Texas, where the Company is headquartered, pursuing his disputed claims.

    In May, 1996, the Company and Borlaug reached a settlement agreement calling for dismissal of the legal proceedings and delivery of mutual general releases. Pursuant to the settlement agreement, 2,000,000 shares of FFAC common stock owned of record by Borlaug are to be canceled. Borlaug, as to his remaining 2,008,000 shares, and his attorneys, as to 1,000,000 of the 1,122,470 shares transferred to them at Borlaug's direction pursuant to the settlement, are each subject to the following restrictions on public sales through May 1, 1998:

    o No more than 50,000 shares may be sold per week on a non-cumulative basis at no less than one cent above the then current bid price

    o No more than an aggregate 300,000 shares may be sold at any time or times in addition to the 50,000 per week, but also at no less than one cent above the bid price

    In the event that Borlaug or his attorneys transfer any shares of FFAC common stock through private sale, the purchasers will be subject to the same volume and sale price restriction of no less than one cent above the bid price until expiration of the restrictions on May 1, 1999. If Borlaug and his attorneys still own any shares of FFAC stock at January 1, 1998, they may each require FFAC to purchase up to 100,000 shares per month from them at 40 cents per share. Such "put" is non assignable and automatically terminates with respect to any shares upon transfer to any third party. Borlaug and his attorneys have given their proxies as to their remaining shares to Tucker.

    As part of the settlement agreement, FFAC agreed to repay to Borlaug $550,000 of advances that he previously made during the Company's development stage by undertaking to pay that amount on his behalf. The majority of this amount is being paid, at Borlaug's direction, to the Internal Revenue Service to obtain the release of the Internal Revenue Service liens and levies against Borlaug's property and income, including all of the aforementioned shares of
FFAC common stock.   The settlement amount of $550,000 will be paid (a) $55,000 down, and (b) the balance in monthly installments of $35,000 commencing in July, 1996. The settlement amount, plus associated expenses, have been accrued at December 31, 1995, and are reflected in the
accompanying balance sheet as accrued litigation settlement.   The agreed-upon
cancellation of 2,000,000 shares of common stock correspondingly has been reflected on the accompanying balance sheet as of December 31, 1995. However, pending full payment of the settlement amount by the Company, the 2,000,000 shares will serve as collateral for the payment obligation. Upon full payment the shares shall be canceled of record. To the extent that the Company does not pay the settlement amount, the required portion of the 2,000,000 shares to be canceled pursuant to the settlement agreement may be resold to pay the shortfall. The number of shares so sold would, in that event, be reinstated on the Company's financial statements, and the remaining balance of the settlement amount would be correspondingly reduced.

(b) Current Legal Proceedings

    The Company is a defendant in a lawsuit filed by William G. Marshall ("Marshall"), a shareholder and former director and officer of the Company, for alleged breach of a royalty agreement. Marshall seeks damages in excess of $300,000, plus an ongoing royalty on each Autoloan financed and funded by the Company. The royalty agreement, which is the basis for Marshall's claim, was terminated and released by the terms of the Compromise and Settlement Agreement referred to above. The Company's position is that Marshall agreed to such termination and release by his entry into the Compromise and Settlement Agreement, and received consideration. The Company intends to vigorously defend against Marshall's claim. If Marshall prevails on his claim that his royalty agreement was not terminated, the Company's liability is not expected to be material, based upon the provisions of that agreement. No provision has been made in the accompanying financial statements for any liability resulting from this matter.

    In addition to the litigation described in the preceeding paragraphs, the Company is subject to other litigation in the normal course of business. The Company is not engaged in any litigation which it believes would have a material impact on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During 1995 the following matters were submitted to the shareholders, all receiving an affirmative majority vote thereon at the annual shareholder's meeting held on November 8, 1995:

    1)   Election of the Directors for the ensuing year.

    2) Appointment of C. Williams & Associates, P.C. as the Company's auditors. Such firm's business was subsequently acquired by the firm of Bateman, Blomstrom & Co., whose appointment as the Company's auditors was ratified by the Company's board of directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

    The common stock of the Company is traded over-the-counter and is not listed on any exchange or quoted in any automated quotation system of a registered securities association. The common stock is quoted on the National Quotation Bureau Inc.'s NASD electronic bulletin board. The following table provides quarterly high and low sales prices for the Company's common stock for the two fiscal years ended December 31, 1995:

                                                       Low        High      Low       High
                                                       Bid        Bid      Offer      Offer
                                                       ---        ----     -----      -----
1994
         First Quarter   . . . . . . . . . . . .     $   .18    $   .46   $   .25    $   .50
         Second Quarter  . . . . . . . . . . . . .       .05        .43       .10        .46
         Third Quarter   . . . . . . . . . . . . .       .10        .40       .12        .43
         Fourth Quarter  . . . . . . . . . . . . .       .13        .32       .16        .35

1995
         First Quarter   . . . . . . . . . . . . .   $   .23    $   .37   $   .25    $   .45
         Second Quarter  . . . . . . . . . . . . .       .28        .62       .31        .68
         Third Quarter   . . . . . . . . . . . . .       .28        .43       .31        .56
         Fourth Quarter  . . . . . . . . . . . . .       .15        .47       .22        .53


    The Company has not paid dividends on its common stock and has no plans to do so. During the year ended December 31, 1995, the Company paid a 10% per annum dividend on its shares of preferred stock totaling $15,000 (1994 - $25,000).

    The transfer agent for the Company's shares of common stock is General Securities Transfer Agency, P.O. Box 3805, Albuquerque, New Mexico 87190, (505) 265-6658.

    The number of shares of common stock outstanding as of December 31, 1995 was 40,531,316. As of December 31, 1995, the Company had 297 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                Year Ended December 31,
                                      ----------------------------------------------------------------------------
                                         1991            1992             1993             1994            1995
                                      ---------       ----------      -----------     -----------      -----------
Financial Services Revenues           $  20,000       $  919,000      $ 3,543,000     $ 4,194,000      $ 8,758,000

Loan Costs, Interest Expense
 General and Administrative
 Expenses                               410,000        1,669,000        3,224,000       3,109,000        6,392,000

Other Expense - Legal Proceedings
  and Settlement Expense                     --               --          791,000              --          679,000
                                      ---------       ----------      -----------     -----------      -----------
Income (Loss) before
  Income Taxes                         (390,000)        (750,000)        (472,000)      1,085,000        1,687,000

Net Income (Loss)                      (390,000)        (750,000)        (472,000)      1,085,000        1,407,000

Summary Balance Sheet Data
- --------------------------

Total Assets                             28,000           66,000        2,530,000       5,367,000       10,855,000

Total Liabilities                       523,000        1,003,000        2,271,000       3,482,000        7,287,000

Stockholders' Equity (Deficit)         (495,000)        (937,000)         259,000       1,885,000        3,568,000

Per Share Data
- --------------

Net Income (Loss)                          (.03)            (.03)            (.01)            .03              .03

Book Value                                 (.04)            (.04)             .01             .06              .08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 WITH THE YEAR ENDED DECEMBER 31, 1994

    The crippling effect of the legal proceedings continued throughout 1995 and 1994. (See "Item 3. Legal Proceedings.") The increase in capacity with warehouse investors in October 1994 enabled the Company to increase its Autoloan originations from $14 million in 1994 to $31 million in 1995.
However, approximately half of the 1995 Autoloan originations remained with warehouse investors at December 31, 1995 as the legal proceedings had prevented the Company from increasing the market for its asset backed securities.

    The required disclosures as to the existence of the legal proceedings and their bizarre nature significantly impaired investor interest in the Company's asset backed securities. While traditional investors in the Company's asset backed securities remained supportive, the Company was unable to attract an increase in appetite commensurate with the Company's growth.

    Since December 31, 1995, warehouse capacity has expanded through the sale of certificates by a wholly-owned subsidiary of the Company. Further, the Company commenced selling Autoloans in May 1996 to a major financial institution which should enable the Company to grow more rapidly.

    The increase in financial services revenues from 1994 to 1995 reflected the more than doubling of Autoloan originations. Operating income increased by a similar percentage. However, $679,000 of expense incurred through the settlement of the Borlaug legal proceedings and the full utilization of the net operating loss carry forward resulted in similar earnings per share of $.03 in 1995 as in 1994.

    Loan costs increased in 1995 proportionately with volume, except for commission expense which increased from $245,000 in 1994 to $889,000 in 1995 as the Company increased its reliance on independent representative agencies to service its dealer base. General and administrative expenses did not increase proportionately to volume as the incremental cost of underwriting and administering additional Autoloan volume is relatively low compared with the established fixed payroll costs. Accordingly, payroll expense increased by only 51% while revenue increased by 109%.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 WITH THE YEAR ENDED DECEMBER 31, 1993.

    During the first half of 1994, the Company was impeded severely by the legal proceedings which had continued from September 1993. Such legal proceedings had absorbed the Company's liquidity and suspended its access to the financial markets. As a direct consequence, Autoloan purchases were constrained until the Company was able to increase its Autoloan warehouse investor facilities and close its only 1994 securitization midway through the fourth quarter.

    Significant enhancements were made during 1994 to the Company's infrastructure in anticipation of the opportunity to grow dramatically in subsequent years. Such enhancements included the implementation of a default prediction model to supplement the Company's established objective credit underwriting criteria. (See Item 1. "Business".)

    Total revenues increased by 28% from 1993 to 1994 (from $3,543,000 to $4,523,000). The principal component of revenues, gain on sale of Autoloans, increased by 34% (from $3,008,000 in 1993 to $4,032,000 in 1994).

    During the year ended December 31, 1993, the Company's wholly-owned subsidiary, First Fidelity Vehicle Receivables Corporation, sold two asset backed securities issues which were secured by $5 million of Autoloans that the Company had purchased, and sold an additional $3 million of Autoloans to the Company's warehouse investors. Of this total of $8 million, approximately 50% of the Autoloans had been purchased from auto dealers in 1991 and 1992 but the Company was unable to recognize any income on such Autoloans until the first quarter of 1993, during which time it completed its warehouse and securitization arrangements. In contrast, substantially all of the income recognized in the year ended December 31, 1994 was from $14 million of Autoloans purchased and sold by the Company in such period, of which $3 million was sold as an asset backed security in November 1994 followed by an additional $6 million in February 1995.

    Competitive pressures caused the Company to reduce the discount at which it purchases Autoloans from auto dealers from 18% to 12% in August 1993, and to eliminate auto dealer sign-up fees. Such sign-up fees totaled $266,000 in 1993.

    General and administrative expenses decreased by 11% from 1993 to 1994 (from $3,211,000 to $2,900,000). Such expenses primarily comprised Autoloan underwriting and administration expenses, together with Autoloan insurance and Autoloan sale costs. Royalty expenses, including amortization of prepaid royalties, for the year ended December 31, 1994 totaled $214,000 (1993 - $594,000).

    Other expense during 1993 included the costs of legal proceedings and related settlement (See Item 3.). As part of the settlement, the ongoing royalty agreements were canceled.

LIQUIDITY AND CAPITAL RESOURCES

    The vast majority of the Company's expenses are incurred and paid between the date of the Autoloan's purchase and the time of securitization. However, the guarantee fee portion of the Company's revenue is recorded as income in the period that the Autoloan is purchased and sold, but is received in the form of cash over the life of the related Autoloan.

    If the Company sold its Autoloans for up-front cash with no guarantee fee, it would greatly impair its profitability. In order to raise capital to fund growth, the Company borrows from time to time supported by the cash flow from the amounts due from loan sales and securitizations. In addition, it sells shares of common and preferred stock through private placements.

    During the year ended December 31, 1995, the Company received $291,000 through private placements of shares of common stock (1994 - $388,000, 1993 - $1,676,000) and $3,106,000 through private placement of secured promissory notes (1994 - $2,667,000, 1993 - $1,279,000).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied be meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this disclosure in order to do so. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

    (a) Heightened competition, including specifically the intensification or price competition; the entry of new competitors; and the introduction of new finance products by new and existing competitors.

    (b) Adverse state and federal legislation and regulation, including limitations on licensing of sales finance companies.

    (c) Termination of dealer contracts or renegotiation on less cost-effective terms.

    (d) Failure to obtain new dealers, retain existing dealers or reductions in originations by existing dealers.

    (e)  Adverse publicity and news coverage.

    (f)  Inability to carry out marketing and sales plans.

    (g)  Loss of key executives.

    (h)  Adverse results in litigation.

    (i) Higher administrative or general expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

    (j) Increases in interest rates causing a reduction in revenues from sales and securitizations of Autoloans.

    Many of the above factors have been disclosed in the Company's prior SEC filings and, had the Act become effective at a different time, would have been disclosed in an earlier SEC filing. The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial Statements are referred to in Item 14 and listed in the Index to Financial Statements and Schedules filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Officers of the Company are as follows:

RICHARD J. TUCKER is Chairman and Chief Executive Officer of the Company. Following four years with Arthur Andersen & Co. in London, Mr. Tucker managed for ten years the North American and Middle Eastern operations of United Dominions Trust, Ltd. (now Trustees Savings Bank), a major multi-product, consumer and commercial finance institution. Subsequently Mr. Tucker was President of two diverse holding companies - International Asset Management Group, Inc., and Entrecap International, Inc., prior to joining the Company in 1992.

RALPH C. ATKINSON, JR., Director, is President of Impact Media, Inc., successor to Skilldex Inc. which he founded in 1978. Impact Media is a Dallas-based publisher of corporate training programs, including video-based training for auto dealerships.

SAM FELDMAN, Director, is President of Mason Rich Company, Inc. which he founded in 1988. Mason Rich is a factoring company which serves a variety of manufacturers, distributors, construction companies and service companies, primarily in the Dallas Metroplex.

RICHARD G. FUERMAN, Director. As a petroleum engineer, Mr. Fuerman specializes in the acquisition of oil and gas properties and the related economic analysis and reservoir performance evaluations. Prior to his present affiliation with Paladin Energy Corp., he was employed by Bridge Oil (U.S.A.), Inc., Oryx Energy and Marathon Oil.

JOHN PAWLOWSKI, Director, is Chairman, President and CEO of Mesa Systems Corporation which develops computer optical storage systems. A former IBM executive, he held positions of United States Headquarters Services Director, Western Region Director, and Director of Finance. Mr. Pawlowski is a member of the Board of Directors of Micromechanic Corporation, Rockland Inc. and Boulder Technology Incubator.

JACK PAYNE, Director, is President and CEO of Ferro Magnetic Therapeutics International, Inc. a Denver-based biotherapeutic corporation. Mr. Payne's career includes over 19 years with Baxter International in a number of progressively responsible positions including directing sales and marketing activities in Canada and as Vice President for Baxter Vicra division in Dallas.

JAMES R. SIMON, Director. After several years with Arthur Andersen & Co. in San Francisco, Mr. Simon embarked on a career in the pharmaceutical industry with Squibb Corporation for over 20 years. Subsequently, Mr. Simon developed retail sporting goods stores, which he owned and operated. For the past seven years, Mr. Simon has been President of Simon and Associates, a consulting firm in the environmental industry based in San Francisco.

PATTI PLUNKETT, Vice President, Controller and Chief Financial Officer. Ms. Plunkett's twelve years of accounting experience include four years with Arthur Andersen & Co. in Dallas and Los Angeles. Following a one year tenure as a corporate resident auditor in the retail environment, Ms. Plunkett spent four years as a consultant in the financial services industry, until joining the Company. Ms. Plunkett's responsibilities comprise all aspects of financial reporting, monitoring of servicer's warehouse investor reporting and review and authorization of all Autoloan packages prior to funding.

ROGER GIMBEL, Vice President, Management Information Systems. Roger Gimbel has 12 years of experience in the management information systems field. His responsibilities comprise administration of the Company's management information systems and management reporting including Autoloan boarding, Autoloan performance tracking and securitization.

BRENDA REYNOLDS, Vice President, Underwriting. Ms. Reynold's responsibilities with the Company comprise management of the underwriting and origination process at the Company's corporate headquarters in Texas. Immediately prior to joining the Company, she was employed by Norwest Mortgage.

ITEM 11. EXECUTIVE COMPENSATION.

    The following comprises the aggregate remuneration during 1995 for the Chief Executive Officer and the two highest compensated of the other executive officers:

                                                     Salary and
                                  Deferred              Bonus
                                Compensation          Accrued            Paid          Deferred compensation
                             December 31, 1994         in 1995          in 1995          December 31, 1995
- ------------------------------------------------------------------------------------------------------------
Richard J. Tucker                 $130,000            $448,000         $ (177,000)           $401,000
Chairman & Chief
Executive Officer

Patti Plunkett                      -0-                  90,000           (90,000)              -0-
Vice President &
Chief Financial Officer

Roger Gimbel                        -0-                  86,000           (86,000)              -0-
Vice President,
Management Information
Systems

    The Company currently does not have any pension, profit sharing, stock option or other significant employee benefit plans in effect. Such plans may be adopted in the future at the discretion of the Board of Directors in order to attract, retain, and provide incentives to, employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of December 31, 1995, certain information regarding the holdings of record of the officers, directors and beneficial owners of 5 percent or more of the Company's common stock, but excludes holders of options:


==============================================================================================
NAME/ADDRESS OF                               NUMBER OF SHARES                PERCENTAGE OF
BENEFICIAL OWNER                             BENEFICIALLY OWNED           BENEFICIAL OWNERSHIP
==============================================================================================
Richard J. Tucker, Chairman & CEO                4,733,818                      11.68%
4975 Preston Park Blvd., Suite 400
Plano, Texas 75093 (1)

Kennedy Capital Management, Inc.                 2,104,744                       5.19%
425 N. New Ballas Road, Suite 181
St. Louis, Missouri 63141

James R. Simon, Director                         1,441,400                       3.56%
75 Par Lane
Ignacio, California 94949

Directors and Officers as a Group  (1)           6,550,218                      16.16%
==============================================================================================


(1) Excludes 4,630,470 shares of common stock for which Tucker has a proxy, and excludes 681,494 shares of common stock owned by Janet R. Tucker Family Trust dated January 25, 1994 in which Richard J. Tucker claims no beneficial interest, and of which he is not a trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

       Pursuant to the employment agreement referred to in Item 12., from October 1, 1993, Richard J. Tucker, Chairman and CEO, will receive a salary of $150,000 per annum, a cash bonus of 15% of the Company's pre-tax profits in years when pre-tax profits exceed $1,000,000 and certain fringe benefits.

   As of December 31, 1995, Company had issued the following options for no cash payment to purchase shares of the Company's common stock, based upon the services provided in the capacities indicated. Each option entitles the holder thereof, upon exercise, to purchase one share of common stock of the Company. Each share of common stock will be identical to the shares of common stock currently issued and outstanding.

                                             Number of                   Exercise             Option
Option Holder                              Common Shares              Price Per Share     Expiration Date
- -------------                              -------------              ---------------     ---------------
The Ziegler Companies, Inc.,               2,000,000 (1)                    $0.10               3/6/2005
Warehouse Investor                           250,000 (2)                    $0.10              12/31/1997

St. Francis Bank, F.S.B.,                  1,000,000 (3)                    $0.10              10/25/2004
Warehouse Investor

United Pacific Securities,                   200,000                        $0.15              8/31/1996
Placement Agent

Allan Family Trust,                          400,000 (4)                    $0.15              5/31/1996
Warehouse Investor                           400,000 (4)                    $0.15              9/30/1996

Robert Weaver,                               150,000                        $0.25              6/13/1996
Attorney

Norman Caffrey,                               90,000                        $1.00              7/18/1996
Consultant

John Halliday ,                              459,355 (5)                    $0.50              3/30/1997
Broker and Former Director                   918,710 (5)                    $1.00              3/30/1997

Seven (7) Directors of the
Company                                    2,100,000 (6)                    $0.18         Upon termination (6)
                                           ---------

                 Total Options             7,968,065
                                           =========


    (1) The option increases so that it continues to be the same percentage that the number of option shares bears to 47,000,000 shares.

    (2) Upon demand at any time prior to December 31, 1997, the Company must purchase this option back from The Ziegler Companies, Inc. for $25,000 in cash.

    (3) In the event of exercise of such option, the interest rate on the Company's related warehouse line of credit reduces by one per cent (1%) per annum on the outstanding daily balance, retroactive to October 25, 1994.

    (4) The option increases so that it continues to be the same percentage that the number of option shares bears to the number of outstanding shares as of November 12, 1993.

    (5) The option is based on 3.33% of the total shares of common stock outstanding after exercise of the option.

    (6) Each of the Company's seven Directors has been granted an option to purchase 300,000 shares (2,100,000 shares total) during their tenure as a Director, limited to the exercise of 100,000 shares (700,000 shares total) during the first year of tenure, increasing 100,000 shares per year thereafter. In addition, the Company issued 75,000 shares to each Director (525,000 shares total) in October, 1995, and agreed to issue an additional 50,000 shares per Director in October, 1996 and October, 1997, provided the Director is still in tenure.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON FORM 8-K

(1) Financial Statements

    The Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

(2) Financial Statement Schedules

    The Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

(3) Exhibits

    Exhibit 27 - Financial Data Schedule

(4) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      6-4-96                    By:  /s/ RICHARD J. TUCKER
       -------------------------           ---------------------------------
                                           Richard J. Tucker
                                           Chairman of the Board
                                           Chief Executive Officer





Dated:      6-4-96                    By:  /s/ PATTI PLUNKETT
       -------------------------           ---------------------------------
                                           Patti Plunkett
                                           Vice President & Controller
                                           Chief Financial Officer

                        FIRST FIDELITY ACCEPTANCE CORP.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                         REQUIRED BY ITEM 8 AND ITEM 14

FINANCIAL STATEMENTS:                                                                                     PAGE
             Reports of Independent Public Accountants                                                    F - 2

             Consolidated Balance Sheets as of December 31, 1995 and 1994                                 F - 4

             Consolidated Statements of Operations for each of the Three
               Years Ended December 31, 1995, 1994 and 1993                                               F - 5

             Consolidated Statements of Cash Flows for each of the Three
               Years Ended December 31, 1995, 1994 and 1993                                               F - 6

             Consolidated Statements of Stockholders' Equity for each
               of the Three Years Ended December 31, 1995, 1994 and 1993                                  F - 7

             Notes to Consolidated Financial Statements                                                   F - 8

FINANCIAL STATEMENT SCHEDULES (1)

             Schedule I - Condensed Financial Information of Registrant                                  F - 19

             Schedule A - Computation of Net Income (Loss)
               Per Share Amounts                                                                         F - 23

             Schedule B - Listing of Subsidiaries                                                        F - 24


- --------------
      (1) All other schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the consolidated financial statement or the notes thereto.





                                   Page F-1

                    [BATEMAN, BLOMSTROM & CO. LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
First Fidelity Acceptance Corp.
Plano, Texas

We have audited the accompanying consolidated balance sheets of First Fidelity Acceptance Corp. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ BATEMAN, BLOMSTROM & CO.
                                        BATEMAN, BLOMSTROM & CO.


Houston, Texas
May 24, 1996

                             O'NEAL AND WHITE, P.C.
                          Certified Public Accountants
                        17350 Tomball Parkway, Suite 300
                             Houston, Texas  77064
                                 (713) 890-2554


                          INDEPENDENT AUDITOR'S REPORT



March 16, 1994
                                                         THE FIRM OF O'NEAL AND WHITE, P.C. HAS DISCONTINUED
Board of Directors                                       THE PRACTICE OF PUBLIC ACCOUNTING AND NO LONGER
First Fidelity Acceptance Corp.                          PROVIDES AUDIT AND ACCOUNTING SERVICES.  THIS
(Formerly Metro Development, Inc.)                       DOCUMENT IS A COPY OF THE LATEST SIGNED AND DATED
Plano, Texas                                             AUDIT REPORT ISSUED BY O'NEAL AND WHITE.

We have audited the consolidated balance sheets of First Fidelity Acceptance Corp. and subsidiaries (formerly Metro Development, Inc.) as of December 31, 1993 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Fidelity Acceptance Corp. and subsidiaries (formerly Metro Development, Inc.) as of December 31, 1993, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

Our audits referred to above included the schedules described in the accompanying index which present fairly, in all material respects, the information required to be set forth therein.



/s/ O'NEAL AND WHITE, P.C.
O'NEAL AND WHITE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                                                        1995                   1994
ASSETS                                                                         -------------            -----------
  Cash                                                                         $      14,000            $    79,000
  Cash reserve accounts, restricted                                                3,618,000              1,562,000
  Due from sales and securitizations of loans                                      6,411,000              2,879,000
  Prepaid royalties                                                                  298,000                474,000
  Other prepaid expenses                                                             341,000                250,000
  Office furniture and equipment, net                                                 88,000                 78,000
  Notes receivable and other assets                                                   85,000                 45,000
                                                                               -------------            -----------
    Total assets                                                               $  10,855,000            $ 5,367,000
                                                                               =============            ===========

LIABILITIES

  Notes payable and long-term debt                                             $   5,543,000            $ 3,148,000
  Accounts payable and accrued expenses                                              253,000                114,000
  Professional fees payable                                                          225,000                 90,000
  Accrued litigation settlement                                                      585,000                      -
  Deferred compensation payable                                                      401,000                130,000
  Deferred Federal income taxes                                                      280,000                      -
                                                                               -------------            -----------
    Total liabilities                                                              7,287,000              3,482,000
                                                                               -------------            -----------

  Commitments and contingencies                                                            -                      -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    536,722 and 909,107 shares issued and outstanding                                  1,000                  1,000
  Common stock, $.001 par value, 50,000,000 shares authorized,
    40,531,316 and 39,306,072 shares issued and outstanding                           41,000                 39,000
  Capital in excess of par value                                                   3,305,000              3,016,000
  Retained earnings (accumulated deficit)                                            221,000             (1,171,000)
                                                                               -------------            -----------
    Total stockholders' equity                                                     3,568,000              1,885,000
                                                                               -------------            -----------
    Total liabilities and stockholders' equity                                 $  10,855,000            $ 5,367,000
                                                                               =============            ===========




The accompanying notes are integral part of these financial statements

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------



                                                            1995                   1994                  1993
Revenues:                                            -----------            -----------           -----------
  Financial services revenues                        $ 8,758,000            $ 4,194,000           $ 3,543,000
                                                     -----------            -----------           -----------


Less, Costs and expenses:
  Loan costs                                           3,471,000              1,322,000             2,023,000
  Interest expense                                       548,000                260,000                13,000
  General and administrative expenses                  2,373,000              1,527,000             1,188,000
                                                     -----------            -----------           -----------
  Total costs and expenses                             6,392,000              3,109,000             3,224,000
                                                     -----------            -----------           -----------
    Operating income                                   2,366,000              1,085,000               319,000

Other expense:
  Legal proceedings and settlement
    expense                                              679,000                     --               791,000
                                                     -----------            -----------           -----------
    Income (loss) before income taxes                  1,687,000              1,085,000              (472,000)

Provision for income taxes:

  Deferred                                               280,000                     --                    --
    Net income (loss)                                $ 1,407,000            $ 1,085,000           $  (472,000)
                                                     ===========            ===========           ===========

Net income (loss) per common share                   $      0.03            $      0.03           $     (0.01)
                                                     ===========            ===========           ===========

Weighted average common shares outstanding
  on a fully-diluted basis                            48,220,915             40,793,119            36,770,905
                                                     ===========            ===========           ===========


The accompanying notes are integral part of these financial statements

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


                                                        1995           1994         1993
                                                  -----------    -----------   ----------
Cash flows from operating activities:
  Net income (loss)                               $ 1,407,000    $ 1,085,000   $ (472,000)

Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities:
    Depreciation and amortization                      34,000         24,000       19,000

  (Increase) decrease in assets:
    Cash reserve account, restricted               (2,056,000)    (1,016,000)    (546,000)
    Due from sales and securitizations of loans    (3,532,000)    (1,744,000)  (1,135,000)
    Prepaid royalties and expenses                     85,000       (124,000)    (600,000)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses             139,000       (301,000)     323,000
    Professional fees payable                         135,000       (200,000)      95,000
    Accrued litigation settlement                     585,000             -            -
    Deferred compensation payable                     271,000        130,000           -
    Deferred Federal income taxes                     280,000             -            -
                                                  -----------    -----------   ----------
      Net cash (used in) operating activities      (2,652,000)    (2,146,000)  (2,316,000)
                                                  -----------    -----------   ----------

Cash flows from investing activities:
  Purchase of equipment                               (44,000)       (24,000)     (71,000)
  Notes receivable and other assets                   (40,000)       (38,000)      15,000
                                                  -----------    -----------   ----------
      Net cash (used in) investing activities         (84,000)       (62,000)     (56,000)
                                                  -----------    -----------   ----------

Cash flows from financing activities:
  Stock issued                                        291,000        565,000    1,915,000
  Common stock and cash dividends                     (15,000)       (24,000)    (247,000)
  Borrowings on notes payable                       3,106,000      2,667,000    1,279,000
  Repayments on notes payable                        (711,000)      (923,000)    (591,000)
                                                  -----------    -----------   ----------
      Net cash provided by financing activities     2,671,000      2,285,000    2,356,000
                                                  -----------    -----------   ----------

Net increase (decrease) in cash and
  cash equivalents                                    (65,000)        77,000      (16,000)

Cash and cash equivalents, beginning of year           79,000          2,000       18,000
                                                  -----------    -----------   ----------
Cash and cash equivalents, end of year            $    14,000    $    79,000   $    2,000
                                                  ===========    ===========   ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash payments for interest                      $   311,000    $   193,000           -
                                                  ===========    ===========   ==========
  Non-cash investing and financing activities:
    Common stock issued for debt and dividends    $        -     $   177,000   $  239,000
                                                  ===========    ===========   ==========


The accompanying notes are integral part of these financial statements

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                                                                   TOTAL
                                      COMMON                                    CAPITAL                        STOCKHOLDERS'
                                      SHARES         COMMON     PREFERRED    IN EXCESS OF     ACCUMULATED         EQUITY
                                    OUTSTANDING       STOCK       STOCK        PAR VALUE        DEFICIT          (DEFICIT)
                                    -----------     --------    ---------     -----------     -----------      ------------
 Balances, December 31, 1992         25,913,087     $ 26,000    $   3,000    $    547,000     $(1,513,000)     $   (937,000)

 Sale of stock for cash                 750,000        1,000                                                          1,000

 Stock issued for services            3,770,081        4,000                    1,910,000                         1,914,000

 Conversion of preferred stock        2,521,400        2,000       (2,000)                                               --

 Net loss for 1993                                                                               (472,000)         (472,000)

 Preferred stock dividend                                                                        (247,000)         (247,000)
                                    -----------     --------    ---------     -----------     -----------      ------------

 Balances, December 31, 1993         32,954,568       33,000        1,000       2,457,000      (2,232,000)          259,000

 Sale of stock for cash               4,335,992        4,000                      355,000                           359,000

 Debt conversion and
 Stock issued for services            1,898,012        2,000                      204,000                           206,000

Conversion of preferred stock           117,500           --           --                                                --

Net income for 1994                                                                             1,085,000         1,085,000

Preferred stock dividend                                                                          (24,000)          (24,000)
                                    -----------     --------    ---------     -----------     -----------      ------------

Balances, December 31, 1994          39,306,072       39,000        1,000       3,016,000      (1,171,000)        1,885,000

 Sale of stock for cash               1,541,494        2,000                       93,000                           95,000


 Stock issued for services            1,958,750        2,000                      194,000                           196,000

Conversion of preferred stock            25,000           --           --                                                --

Cancellation of stock                (2,300,000)      (2,000)                       2,000                                --

Net income for 1995                                                                             1,407,000         1,407,000

Preferred stock dividend                                                                          (15,000)          (15,000)
                                    -----------     --------    ---------     -----------     -----------      ------------
Balances, December 31, 1995          40,531,316     $ 41,000    $   1,000     $ 3,305,000     $   221,000      $  3,568,000
                                    ===========     ========    =========     ===========     ===========      ============

The accompanying notes are integral part of these financial statements

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Following is a summary of the Company's organization and significant accounting policies:

    ORGANIZATION AND NATURE OF BUSINESS - First Fidelity Acceptance Corp. (the "Company"), a Nevada corporation, is a purchaser of automobile retail installment sale contracts ("Autoloans") through a nationwide network of factory- authorized automobile dealers. The Company enters into agreements with dealers under which it purchases Autoloans to borrowers of marginal creditworthiness collateralized by automobiles and light trucks. The Autoloans are insured by various insurance companies against loss of principal and interest and against vehicle collateral loss or damage. The Company uses a third party as Autoloan servicer and a bank as trustee to control the collateral and distribution of funds to investors in the Autoloans. The financing and funding functions for the vast majority of the Autoloans purchased are performed by third party financial institutions, not by the Company or its subsidiaries.

    BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the finance industry.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of First Fidelity Acceptance Corp. and its wholly-owned subsidiaries First Fidelity Warehouse Corporation, First Fidelity Vehicle Receivables Corporation, First Fidelity Installment Receivables Corporation, and First Fidelity Auto Receivables Corporation. All intercompany accounts and transactions have been eliminated upon consolidation. "Cash reserve accounts, restricted" and "Due from sales and securitizations of loans" are owned by the subsidiaries and are not available to creditors of the Company until disbursed by the appropriate trustee to the subsidiary and then distributed as a dividend by such subsidiary to the Company.

    REVENUE AND EXPENSE RECOGNITION - First Fidelity Acceptance Corp. purchases Autoloans at a discount from face value. The Autoloans are financed and funded primarily by third party warehouse investors. The Company and its subsidiaries accumulate these Autoloans into pools, repurchase them from the warehouse investors, and simultaneously securitize and sell the pools without recourse as asset backed securities to permanent investors. The

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

    risk of credit loss to investors purchasing the Autoloans and the asset backed securities is mitigated by insuring each Autoloan with insurance companies against loss of principal and up to 60 days interest for payment defaults, as well as collateral loss or damage. At the time of sale, the Company's subsidiaries receive a non-assignable and non-marketable "guarantee fee" for providing and maintaining a cash collateral account with the trustee. The guarantee fee is collected over the term of the underlying Autoloans.

    The Company's subsidiaries recognize income on the Autoloan sales equal to the present value of the guarantee fee to be received over the term of the underlying Autoloans after deducting an estimated amount for possible prepayments and costs. Changes in such estimates are based on updated prepayment and default data and result in periodic corresponding adjustments to revenues and the uncollected guarantee fee. The uncollected portion of the guarantee fee is reflected in the accompanying balance sheet as "Due from sales and securitizations of loans," and is net of (a) an imputed interest factor, (b) accrued estimated costs associated with prepayments, defaults, and repossessions, and (c) amounts collected to date.

    The daily sales of Autoloans to warehouse investors are accounted for in a manner similar to the asset backed security accounting.

    Costs and expenses relating to the sale of Autoloans are accrued at the time of sale and are deducted from "Financial services income" and from "Due from sales and securitizations of loans." Such expenses comprise Autoloan insurance, future servicing costs, securitization costs, repossession expenses, bank charges and trustee fees.

    Autoloan application fees and loan discounts charged to automobile dealers are recognized as income at time of purchase. All related purchase costs, including Autoloan insurance premiums covering principal, interest and vehicle collateral, are recognized as expense at the time of Autoloan purchase.

    OFFICE FURNITURE AND EQUIPMENT - Office furniture and equipment is stated at cost less accumulated depreciation computed principally on the declining balance method over the estimated useful lives of the assets. Estimated useful lives approximate five years. Depreciation is taken on the declining balance method for tax purposes also, using lives prescribed by the Internal Revenue Code, which are similar to book basis lives.

    Maintenance and repairs of furniture and equipment are charged to operations and new purchases and major improvements are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in operating income.

    CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than one year to be cash equivalents.

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

    FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. In Management's opinion, the fair value of "Due from sales and securitizations of loans," which is considered a financial instrument under SFAS No. 107, is approximately the same as its carrying value.

    FEDERAL INCOME TAXES - The Company adopted SFAS No. 109, Accounting for Income Taxes, during the year ended December 31, 1993, which requires the use of the asset/ liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

    ADVERTISING - The Company expenses the production costs of advertising the first time the advertising takes place and expenses the costs of direct-response advertising as incurred. Amounts incurred during the three years ended December 31, 1995 were not significant.

    ROUNDING OF AMOUNTS AND RECLASSIFICATIONS - All financial statement amounts have been rounded to the nearest thousand dollars. Certain amounts for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

NOTE 2 - CASH RESERVE ACCOUNTS, RESTRICTED:

Restricted cash reserve accounts comprise:

    o 5% liquidity reserves or cash collateral account to ensure that the purchasers of its Autoloans and asset backed securities are paid on the due date regardless of whether the underlying Autoloans are current or delinquent. These reserves are not loss reserves as Autoloan losses are paid by the insurers. These reserves are returned to the Company's subsidiaries monthly over the life of the Autoloans or related asset backed security.

    o 3% insurance reserves established from August 1, 1993, to fund losses prior to the insurer being called on to pay claims. The remaining balance of these reserves will be returned on the maturity of the related Autoloans purchased in a given policy year.

Under some conditions, including increases in delinquencies and other adverse experiences, the warehouse investors may require increased reserves.

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

NOTE 3 - DUE FROM SALES AND SECURITIZATIONS OF LOANS:

Details of the amount due from sales and securitizations of loans are as follows:

                                                                    1995            1994
                                                              ---------------------------
     Total due from sales and securitizations                 $8,692,000      $3,987,000
     Less, Imputed interest at 10%                            (1,656,000)       (609,000)
                                                              ---------------------------
                                                               7,036,000       3,378,000
     Less, Reserve for estimated costs associated with pre-
       payments, defaults, and repossessions                    (625,000)       (499,000)
                                                              ---------------------------
          Net amount due                                      $6,411,000      $2,879,000
                                                              ===========================

The Company and its subsidiaries began purchasing Autoloans in September 1991, and through December 31, 1995 has purchased approximately $58 million in original principal balance of Autoloans and has completed seven securitizations totaling approximately $34 million.

The Company and its subsidiaries sold $31 million, $14 million, and $9 million of Autoloans during the years ended December 31, 1995, 1994, and 1993, respectively.

At December 31, 1995, a subsidiary of the Company was utilizing $15.6 million of its $20 million aggregate warehouse lines.

Financial services revenues consist of the following:

                                                 1995           1994            1993
                                           -----------------------------------------
     Revenues from sales and securiti-
       zations                             $7,851,000     $3,833,000      $3,008,000
     Fee income                               815,000        359,000         532,000
     Interest income                           92,000          2,000           3,000
                                           -----------------------------------------
         Total                             $8,758,000     $4,194,000      $3,543,000
                                           =========================================


NOTE 4 - ROYALTIES AND PREPAID ROYALTIES:

Pursuant to the Compromise and Settlement Agreement referred to below under "Legal proceedings," all of the royalties payable by the Company on Autoloans financed and funded by the Company were canceled, except for a "royalty" totaling $212,000, accruing in 1995 and a "royalty" of $50 per future Autoloan payable to a director, James Simon ("Simon"), until an additional $144,000 has been paid thereby. Both such remaining "royalties" were related to funds previously advanced to the Company by the two individuals. In June 1994, 1,200,000 shares of common stock were issued in lieu of Simon's remaining "royalty" of $139,000. The prepaid "royalty" was amortized at the rate of $50 per Autoloan purchased and was fully amortized during 1995.

Prepaid royalties at December 31, 1995 comprise amounts that were prepaid to former directors James C. Borlaug and Robert J. Metcalf pursuant to royalty agreements canceled in connection

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

with the Compromise and Settlement Agreement (see "Legal proceedings," below). They are being amortized over ten years.

NOTE 5 - OFFICE FURNITURE AND EQUIPMENT:

Details of office furniture and equipment are as follows:

                                                    1995             1994
                                                -------------------------
     Office furniture and equipment             $178,000         $134,000
     Less, Accumulated depreciation              (90,000)         (56,000)
                                                -------------------------
                                                  88,000           78,000
                                                =========================

Depreciation expense was $34,000 (1995), $24,000 (1994), and $19,000 (1993).

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT:

Substantially all notes payable are secured by the proceeds from the "Cash reserve accounts, restricted" and the receivable, "Due from sales and securitizations of loans."

The components and interest rates of notes payable and long-term debt are as follows:


                                                               1995            1994
                                                         --------------------------
     Secured Promissory Notes (12%) (See Note 10)        $       --     $   583,000
     Secured Promissory Notes (12%)                       1,780,000         570,000
     Secured Promissory Notes (5%)                        1,070,000              --
     Secured Promissory Notes (Prime + 3%)                       --       1,430,000
     Secured Promissory Notes (Prime + 2%)                  250,000              --
     Secured Promissory Notes (18%)                         443,000         340,000
     Secured Promissory Notes (10%)                       1,800,000              --
     Miscellaneous Notes                                    200,000         225,000
                                                         --------------------------
                                                         $5,543,000      $3,148,000
                                                         ==========================

The aggregate future maturities of the notes payable and long-term debt at December 31, 1995 are as follows:

                   1996                             $   555,000
                   1997                               2,535,000
                   1998                               2,453,000
                                                    -----------
                                                    $ 5,543,000
                                                    ===========


NOTE 7 - FEDERAL INCOME TAXES

The Company adopted SFAS No. 109, Accounting for Income Taxes, during 1993 on a
prospective basis.   Deferred income taxes reflect the net tax effects of (a)
temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 1995 and 1994 are as follows:

                                                                 1995            1994
                                                           --------------------------
     Deferred tax liabilities (assets) attributable to:
       Due from sales and securitizations of loans         $2,180,000        $979,000
       Net operating loss carryforward                     (1,604,000)     (1,162,000)
       Payables and accruals                                 (296,000)       (114,000)
                                                           --------------------------
         Subtotal                                             280,000        (297,000)
       Less, Valuation allowance                                   --         297,000
                                                           --------------------------
         Net deferred tax liability                          $280,000      $       --
                                                           ==========================

Components of the currently payable provision for Federal income tax are as follows:

                                                                1995            1994            1993
                                                          ------------------------------------------
     Tax attributable to:
       Income before tax                                    $574,000        $369,000       ($160,000)
       Timing differences                                 (1,018,000)       (717,000)       (246,000)
       Limitation due to absence of prior years
         taxable income                                      444,000         348,000         406,000
                                                          ------------------------------------------
           Net currently payable provision                  $     --        $     --        $     --
                                                          ==========================================


At December 31, 1995 the Company had the following net operating loss carryovers, which may provide future tax benefits:

                       EXPIRES IN:
                         2005                                      $352,000
                         2006                                       233,000
                         2007                                       627,000
                         2008                                     1,192,000
                         2009                                     1,014,000
                         2010                                     1,300,000
                                                                 ----------
                           Total                                 $4,718,000
                                                                 ==========

NOTE 8 - LEASE OBLIGATIONS:

The Company leases office space under a five year operating lease expiring in August, 1998 requiring minimum annual rentals of $89,000. In addition, the Company leases computer and office equipment under various operating leases expiring from April, 1997 through September, 1998, requiring minimum annual rentals approximating $12,000. Rent charged to operations (net of income from subrentals) was as follows:

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


             YEAR ENDED DECEMBER 31,
               1995                                 $81,000
               1994                                  79,000
               1993                                  92,000

Minimum future rentals approximate $106,000 in 1996, $97,000 in 1997, and $64,000 in 1998.

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS:

Pursuant to the settlement agreement referred to in "Legal proceedings" below, from October 1, 1993, Richard J. Tucker, Chairman and CEO, will receive a salary of $150,000 per annum, a cash bonus of 15% of the Company's pre-tax profits in years when pre-tax profits exceed $1,000,000 and certain fringe benefits. Payment of earned bonus of $401,000 for the two years through December 31, 1995 has been deferred to future periods.

As of December 31, 1995, the Company had issued the following options for no cash payment to purchase shares of the Company's common stock, based upon the services provided in the capacities indicated. Each option entitles the holder thereof, upon exercise, to purchase one share of common stock of the Company. Each share of common stock will be identical to the shares of common stock currently issued and outstanding.

                                          Number of             Exercise             Option
Option Holder                           Common Shares        Price Per Share    Expiration Date
- ------------------------------------------------------------------------------------------------
The Ziegler Companies, Inc.,               2,000,000 (1)          $0.10             3/6/2005
Warehouse Investor                           250,000 (2)          $0.10            12/31/1997

St. Francis Bank, F.S.B.,                  1,000,000 (3)          $0.10            10/25/2004
Warehouse Investor

United Pacific Securities,                   200,000              $0.15            8/31/1996
Placement Agent

Allan Family Trust,                          400,000 (4)          $0.15            5/31/1996
Warehouse Investor                           400,000 (4)          $0.15            9/30/1996

Robert Weaver,                               150,000              $0.25            6/13/1996
Attorney

Norman Caffrey,                               90,000              $1.00            7/18/1996
Consultant

John Halliday ,                             459,355 (5)           $0.50            3/30/1997
Broker and Former Director                  918,710 (5)           $1.00            3/30/1997

Seven (7) Directors of the                                                         Upon termi-
Company                                   2,100,000 (6)           $0.18            nation (6)
                                    ---------------

                 Total Options            7,968,065
                                    ===============
- ------------------------------------------------------------------------------------------------

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

    (1) The option increases so that it continues to be the same percentage that the number of option shares bears to 47,000,000 shares.

    (2) Upon demand at any time prior to December 31, 1997, the Company must purchase this option back from The Ziegler Companies, Inc. for $25,000 in cash.

    (3) In the event of exercise of such option, the interest rate on the Company's related warehouse line of credit reduces by one per cent (1%) per annum on the outstanding daily balance, retroactive to October 25, 1994.

    (4) The option increases so that it continues to be the same percentage that the number of option shares bears to the number of outstanding shares as of November 12, 1993.

    (5) The option is based on 3.33% of the total shares of common stock outstanding after exercise of the option.

    (6) Each of the Company's seven Directors has been granted an option to purchase 300,000 shares (2,100,000 shares total) during their tenure as a Director, limited to the exercise of 100,000 shares (700,000 shares total) during the first year of tenure, increasing 100,000 shares per year thereafter. In addition, the Company issued 75,000 shares to each Director (525,000 shares total) in October, 1995, and agreed to issue an additional 50,000 shares per Director in October, 1996 and October, 1997, provided the Director is still in tenure.

NOTE 10 - SETTLED AND DISMISSED LEGAL PROCEEDINGS:

One of the founders of the Company, James C. Borlaug ("Borlaug"), and certain other former directors owning collectively approximately 25% of the outstanding shares of FFAC's common stock began a series of legal proceedings in mid 1993 to take control of FFAC or disrupt its business for the benefit of certain competitors.

On September 22, 1993, a lawsuit was commenced by John P. Monteverde, Jr. ("Monteverde"), a minority shareholder and former director of the Company, in District Court in Collin County, Texas. The lawsuit was brought by Monteverde, individually, and in a purported capacity as agent for Borlaug and other various unidentified shareholders of the Company (the "Monteverde Litigation") and named the Company, its Chairman and CEO Tucker and then director Metcalf as defendants. The Complaint in the Monteverde Litigation sought unspecified damages and certain injunctive relief including, among other things, injunctive orders appointing Monteverde President of the Company and replacing the existing Board of Directors of the Company with various individuals acting in concert with Monteverde. Monteverde's motion for a preliminary injunction was withdrawn by him prior to a hearing. The Company denied all allegations against it in the Monteverde Litigation and brought extensive counterclaims and third-party claims against Monteverde and persons and entities believed to be acting in concert with him. Management of the Company believes that the Monteverde Litigation was commenced for the purpose of either taking

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

control of the Company or disrupting its business for the benefit of certain of its competitors.

On October 18, 1993, Monteverde, with the proxy of Borlaug and others, attempted to hold a special meeting of stockholders in lieu of the official annual meeting of stockholders on the same date. The then incumbent directors were reelected at the Company's annual meeting of stockholders. On January 13, 1994, the Company and Monteverde filed dismissals of their respective claims with no award of damages or costs to either party.

On November 9, 1993, an Involuntary Bankruptcy Petition was filed against the Company under Chapter 11 of the United States Bankruptcy Code in Bankruptcy Court for the Eastern District of Texas, Sherman Division. The Petition was filed by ten individuals, including Borlaug, or entities ("Petitioners"), all of whom were believed by management of the Company to be acting in concert with Monteverde and in furtherance of similar purposes. The Company disputed the validity of a substantial majority of the claims filed by the Petitioners.

On January 4, 1994, the Federal Bankruptcy Judge signed an order dismissing the Involuntary Bankruptcy Petition pursuant to the following agreement between the Company, Management and the Petitioners:

    o Then incumbent Management and the Petitioners, who together owned approximately 50% of the outstanding common stock of the Company, entered into a voting agreement whereby they agreed to vote their shares through April 1, 1997 in support of three directors nominated by then incumbent Management, three directors nominated by the Petitioners, and a seventh agreed upon by both groups. Each candidate for the board of directors required approval of the Company's Autoloan insurers, its warehouse investors, and its asset backed security purchasers. The voting agreement was terminated during April 1995.

    o Royalty agreements between the Company and Management, together with certain Petitioners, were terminated. The Company executed notes to reflect the negotiated settlement of all Petitioner claims, including royalty claims. The balance outstanding of such notes was $-0- at December 31, 1995 and $583,000 at December 31, 1994.

    o All outstanding shares of common stock of the Company were ratified, subject to the next item.

    o The Company and Management executed releases with the Petitioners except as to Borlaug whose disputed claim was subject to the Company's claims, counterclaims and offsets in a greater amount.

    o The Company modified Tucker's employment agreement to provide for a salary of $150,000 per annum, a cash bonus of 15% of the Company's pre-tax profits in years when pre-tax profits exceed $1,000,000, and certain fringe benefits.

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

On May 10, 1995, Borlaug commenced a lawsuit against the Company, its common stock transfer agent, and Tucker in District Court for Collin County, Texas, where the Company is headquartered, seeking to resolve the outstanding disputes.

In May, 1996, the Company and Borlaug reached a settlement agreement calling for mutual releases relating to the legal proceedings. Pursuant to the settlement agreement, 2,000,000 shares of FFAC common stock owned of record by Borlaug are being canceled. Borlaug, as to his remaining 2,008,000 shares, and his attorneys, as to 1,000,000 of the 1,122,470 shares transferred to them, are each subject to the following restrictions on public sales through May 1, 1998:

    o No more than 50,000 shares may be sold per week on a non-cumulative basis at no less than one cent above the bid price

    o No more than an aggregate 300,000 shares may be sold at any time or times in addition to the 50,000 per week, but also at no less than one cent above the bid price

In the event that Borlaug or his attorneys transfer any shares of FFAC common stock through private sale, the purchasers will be subject to the same sale price restriction of no less than one cent above the bid price. If Borlaug and his attorneys still own any shares of FFAC stock at January 1, 1998, they may each require FFAC to purchase up to 100,000 shares per month from them at 40 cents per share. Such "put" is non assignable and automatically terminates with respect to any shares upon transfer to any third party. Borlaug and his attorneys have given their proxies as to their remaining shares to Tucker.

As part of the settlement agreement, FFAC agreed to repay to Borlaug $550,000 of the advances that he previously made during the Company's development stage. The majority of this amount is being used to obtain the release of the Internal Revenue Service lien and levies against Borlaug's property and income, including all of the aforementioned shares of FFAC common stock. The settlement amount of $550,000 will be paid (a) $55,000 down, and (b) the balance in monthly installments of $35,000 commencing in July, 1996; the unpaid balance will bear interest at the rate specified in the Internal Revenue Code for interest on tax underpayments, which is adjusted quarterly and approximates 9% in May, 1996. The settlement amount, plus associated expenses, have been accrued at December 31, 1995, and are reflected in the accompanying balance sheet as accrued litigation settlement. Also, the agreed-upon cancellation of 2,000,000 shares of common stock has been reflected as of December 31, 1995.
To the extent that the Company does not pay the $550,000, the portion of the 2,000,000 shares required to realize on sale such shortfall would be reinstated on the Company's financial statements. The proceeds from sale would be applied against the remaining balance of the $550,000.

NOTE 11 - CURRENT LEGAL PROCEEDINGS:

The Company is a defendant in a lawsuit filed by William G. Marshall ("Marshall"), a shareholder and former director and officer of the Company, for alleged breach of a former royalty agreement. Marshall seeks damages in excess of $300,000, plus an ongoing royalty on each Autoloan "financed and funded by the Company". The royalty agreement, which is the basis for Marshall's

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

claim, was terminated and released by the terms of the Compromise and Settlement Agreement referred to above. The Company's position is that Marshall agreed to such termination and release, and received consideration for it. The Company intends to vigorously defend against Marshall's claim. If Marshall prevails, the Company's liability would be nominal, as only a small percentage of Autoloans are "financed and funded by the Company".

In addition to the litigation described in the preceding paragraphs, the Company is subject to other litigation in the normal course of business. The Company is not engaged in any litigation which it believes would have a material impact on its financial condition.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK:

In the normal course of its business, the Company is required to fund various cash reserve accounts related to Autoloans sold to investors. The balance in certain accounts maintained at commercial banking institutions normally exceeds the amount protected by FDIC insurance. In addition, a substantial portion of these balances are maintained at insurance companies and other financial institutions that do not have depositor protection similar to the FDIC insurance. The Company believes that its risk of loss with respect to these uninsured cash balances is minimal due to the strength and stability of the financial institutions and due to such cash balances being held in trust accounts.

The recoverability of the Company's "Due from sale and securitizations of loans" is at risk based on the future collectibility of the related Autoloans sold to investors. As disclosed elsewhere, the Company prepays (at the time of sale of the Autoloans) for various insurance coverages that protect the investors from virtually any significant future loss in connection with the maintenance and collection of the Autoloans.

NOTE 13 - PREFERRED STOCK:

The Company has two series of preferred stock outstanding, as follows:

                                                                SHARES OUTSTANDING
                                                             -----------------------
                                                               1995            1994
                                                             -----------------------
   Shares issued at $0.75 per share, dividend accruing at
     10% per annum                                           258,242         258,242
   Shares issued with no dividend accruing                   278,480         650,865
                                                             -----------------------
       Total shares outstanding                              536,722         909,107
                                                             =======================

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board recently issued Proposed Statement of Accounting Standards Number 154E, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. If the proposed statement becomes effective in 1996, the Company believes that it will have a minimal effect on 1996 net income, as income recognition pursuant to the Autoloan sale procedures that it expects to be utilizing at December 31, 1996 would not be affected significantly by the Proposed Statement.

                                FIRST FIDELITY ACCEPTANCE CORP. (PARENT COMPANY)
                       SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                                  BALANCE SHEETS
                                                      DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                                             1995                   1994
ASSETS                                                             --------------          -------------
  Cash                                                             $       14,000          $      79,000
  Cash reserve accounts, restricted                                     1,251,000                498,000
  Investment in subsidiaries                                            8,778,000              3,943,000
  Prepaid royalties                                                       298,000                474,000
  Other prepaid expenses                                                  341,000                250,000
  Office furniture and equipment, net                                      88,000                 78,000
  Notes receivable and other assets                                        85,000                 45,000
                                                                   --------------          -------------
    Total assets                                                   $   10,855,000          $   5,367,000
                                                                   ==============          =============

LIABILITIES
  Notes payable and long-term debt                                 $    5,543,000          $   3,148,000
  Accounts payable and accrued expenses                                   253,000                114,000
  Professional fees payable                                               225,000                 90,000
  Accrued litigation settlement                                           585,000                     --
  Deferred compensation payable                                           401,000                130,000
  Deferred Federal income taxes                                           280,000                     --
                                                                   --------------          -------------
    Total liabilities                                                   7,287,000              3,482,000
                                                                   --------------          -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    536,722 and 909,107 shares issued and outstanding                       1,000                  1,000
  Common stock, $.001 par value, 50,000,000 shares authorized,
    40,531,316 and 39,306,072 shares issued and outstanding                41,000                 39,000
  Capital in excess of par value                                        3,305,000              3,016,000
  Retained earnings (accumulated deficit)                                 221,000             (1,171,000)
                                                                   --------------          -------------
    Total stockholders' equity                                          3,568,000              1,885,000
                                                                   --------------          -------------
    Total liabilities and stockholders' equity                     $   10,855,000          $   5,367,000
                                                                   ==============          =============


THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" OF FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES ARE AN INTEGRAL PART OF THESE STATEMENTS. SEE ALSO THE ACCOMPANYING "NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT."

                                FIRST FIDELITY ACCEPTANCE CORP. (PARENT COMPANY)
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


                                                               1995                      1994                      1993
Revenues:                                           ---------------           ---------------           ---------------
  Financial services revenues                       $     4,279,000           $     1,935,000           $     1,450,000
                                                    ---------------           ---------------           ---------------

Less, Costs and expenses:
  Loan costs                                              3,471,000                 1,322,000                 2,023,000
  Interest expense                                          548,000                   260,000                    13,000
  General and administrative expenses                     2,373,000                 1,527,000                 1,188,000
                                                    ---------------           ---------------           ---------------
  Total costs and expenses                                6,392,000                 3,109,000                 3,224,000
                                                    ---------------           ---------------           ---------------
    Operating loss                                       (2,113,000)               (1,174,000)               (1,774,000)

Other expense:
  Legal proceedings and settlement
    expense                                                 679,000                        --                   791,000
                                                    ---------------           ---------------           ---------------
    Loss before equity in net income of
      subsidiaries and income taxes                      (2,792,000)               (1,174,000)               (2,565,000)


Equity in net income of subsidiaries                      4,479,000                 2,259,000                 2,093,000
                                                    ---------------           ---------------           ---------------
    Income (loss) before income taxes                     1,687,000                 1,085,000                  (472,000)

Provision for income taxes:
  Deferred                                                  280,000                        --                        --
                                                    ---------------           ---------------           ---------------
    Net income (loss)                               $     1,407,000           $     1,085,000           $      (472,000)
                                                    ===============           ===============           ===============


THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" OF FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES ARE AN INTEGRAL PART OF THESE STATEMENTS. SEE ALSO THE ACCOMPANYING "NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT."

                                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                  1995                  1994                 1993
                                                           -----------           -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                        $ 1,407,000           $ 1,085,000          $  (472,000)
                                                           -----------           -----------          -----------

Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities:
    Depreciation and amortization                               34,000                24,000               19,000
  (Increase) decrease in assets:
    Cash reserve account, restricted                          (753,000)             (428,000)             (70,000)
    Prepaid royalties and expenses                              85,000              (124,000)            (600,000)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                      139,000              (301,000)             323,000
    Professional fees payable                                  135,000              (200,000)              95,000
    Accrued litigation settlement                              585,000                    --                   --
    Deferred compensation payable                              271,000               130,000                   --
    Deferred Federal income taxes                              280,000                    --                   --
                                                           -----------           -----------          -----------
      Net cash (used in) operating activities                2,183,000               186,000             (705,000)
                                                           -----------           -----------          -----------

Cash flows from investing activities:
  Additional investments in subsidiaries                    (4,835,000)           (2,332,000)          (1,611,000)
  Purchase of equipment                                        (44,000)              (24,000)             (71,000)
  Notes receivable and other assets                            (40,000)              (38,000)              15,000
                                                           -----------           -----------          -----------
      Net cash (used in) investing activities               (4,919,000)           (2,394,000)          (1,667,000)
                                                           -----------           -----------          -----------


Cash flows from financing activities:
  Stock issued                                                 291,000               565,000            1,915,000
  Common stock and cash dividends                              (15,000)              (24,000)            (247,000)
  Borrowings on notes payable                                3,106,000             2,667,000            1,279,000
  Repayments on notes payable                                 (711,000)             (923,000)            (591,000)
                                                           -----------           -----------          -----------
      Net cash provided by financing activities              2,671,000             2,285,000            2,356,000
                                                           -----------           -----------          -----------

Net increase (decrease) in cash and
  cash equivalents                                             (65,000)               77,000              (16,000)

Cash and cash equivalents, beginning of year                    79,000                 2,000               18,000
                                                           -----------           -----------          -----------
Cash and cash equivalents, end of year                     $    14,000           $    79,000          $     2,000
                                                           ===========           ===========          ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash payments for interest                               $   311,000           $   193,000          $        --
                                                           ===========           ===========          ===========
  Non-cash investing and financing activities:
    Common stock issued for debt and dividends             $        --           $   177,000          $   239,000
                                                           ===========           ===========          ===========

THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" OF FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES ARE AN INTEGRAL PART OF THESE STATEMENTS. SEE ALSO THE ACCOMPANYING "NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT."

                                FIRST FIDELITY ACCEPTANCE CORP. (PARENT COMPANY)
                          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                               DECEMBER 31, 1995
- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Park II,
Item 8.

NOTE 2 - CASH DIVIDENDS FROM SUBSIDIARIES:

Dividends of $1,700,000 in 1995, $572,000 in 1994, and $320,000 in 1993 were paid to the Registrant by its subsidiaries

NOTE 3 - NOTES PAYABLE AND LONG-TERM DEBT:

Substantially all notes payable are secured by the proceeds from the "Cash reserve accounts, restricted" and the receivable, "Due from sales and securitizations of loans."

The components and interest rates of notes payable and long-term debt are as follows:


                                                            1995               1994
                                                      -----------------------------
Secured Promissory Notes (12%) (See Note 10)          $       --        $   583,000
Secured Promissory Notes (12%)                         1,780,000            570,000
Secured Promissory Notes (5%)                          1,070,000                 --
Secured Promissory Notes (Prime + 3%)                         --          1,430,000
Secured Promissory Notes (Prime + 2%)                    250,000                 --
Secured Promissory Notes (18%)                           443,000            340,000
Secured Promissory Notes (10%)                         1,800,000                 --
Miscellaneous Notes                                      200,000            225,000
                                                      -----------------------------
                                                      $5,543,000         $3,148,000
                                                      =============================


The aggregate future maturities of the notes payable and long-term debt at December 31, 1995 are as follows:


                    1996                                     $   555,000
                    1997                                       2,535,000
                    1998                                       2,453,000
                                                             -----------
                                                             $ 5,543,000
                                                             ===========

                                                 FIRST FIDELITY ACCEPTANCE CORP.
                 SCHEDULE A - COMPUTATION OF NET INCOME (LOSS) PER SHARE AMOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------




                                                            1995                        1994                       1993
                                                     -----------                 -----------                -----------
Net income (loss)                                    $ 1,407,000                 $ 1,085,000                $  (472,000)
                                                     ===========                 ===========                ===========

NET INCOME (LOSS) PER SHARE:

Weighted average common shares and
equivalent shares outstanding:

Weighted average common shares outstanding            39,716,128                  36,384,198                 29,128,954
Dilutive effect of stock options                       7,968,065                   3,847,199                  6,732,844
Dilutive effect of preferred stock                       536,722                     561,722                    909,107
                                                     -----------                 -----------                -----------
                                                      48,220,915                  40,793,119                 36,770,905
                                                     ===========                 ===========                ===========

Net income (loss) per share                          $      0.03                 $      0.03                $     (0.01)
                                                     ===========                 ===========                ===========

                                                 FIRST FIDELITY ACCEPTANCE CORP.
                                            SCHEDULE B - LISTING OF SUBSIDIARIES
                                                            AT DECEMBER 31, 1995
- --------------------------------------------------------------------------------



                                                       STATE OF                                    PERCENT
                       NAME                         INCORPORATION                                 OWNERSHIP
First Fidelity Vehicle Receivables Corporation         Delaware                                      100%

First Fidelity Warehouse Corporation                   Delaware                                      100%


First Fidelity Auto Receivables Corporation            Delaware                                      100%

First Fidelity Installment Receivables                 Delaware                                      100%
Corporation

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

  27             Financial Data Schedule