Form 10-Q
period 1996-03-31
FIRST FIDELITY ACCEPTANCE CORP
filed 1996-06-06
CIK 789874

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 (Mark One)
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission file number 33-3435 D

                        FIRST FIDELITY ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

           NEVADA                                         87-0432499
- -------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
 incorporation or organization)


           4975 PRESTON PARK BOULEVARD, SUITE 400, PLANO, TEXAS 75093
           ----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (214) 985-2150
                                                          --------------

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .   No    .
                                               ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class                          Outstanding at May 24, 1996
- -----------------------------                     ---------------------------
Common Stock, $.001 par value                           41,283,316 shares

                         PART 1 - FINANCIAL STATEMENTS
                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,              DECEMBER 31,
                                                                     1996                    1995
                                                                ---------------        ----------------
                                                                  (Unaudited)              (Audited)
ASSETS:
  Cash                                                          $        12,000        $         14,000
  Cash Reserve Accounts, Restricted                                   3,717,000               3,618,000
  Due from Sales and Securitizations of Loans                         7,149,000               6,411,000
  Prepaid Royalties                                                     289,000                 298,000
  Other Prepaid Expenses                                                353,000                 341,000
  Office Furniture and Equipment, Net                                   102,000                  88,000
  Notes Receivable and Other Assets                                      50,000                  85,000
                                                                ---------------        ----------------
    Total Assets                                                $    11,672,000        $     10,855,000
                                                                ===============        ================
LIABILITIES:
  Notes Payable and Long-term Debt                              $     5,869,000        $      5,543,000
  Accounts Payable and Accrued Expenses                                 223,000                 253,000
  Professional Fees Payable                                             251,000                 225,000
  Accrued Litigation Settlement                                         565,000                 585,000
  Deferred Compensation Payable                                         475,000                 401,000
  Deferred Federal Income Taxes                                         423,000                 280,000
                                                                ---------------        ----------------
    Total Liabilities                                                 7,806,000               7,287,000
                                                                ---------------        ----------------
  Commitments and Contingencies                                            -                       -

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par Value; 10,000,000 Shares
    Authorized; 536,722 Shares Issued and Outstanding                     1,000                   1,000
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 40,883,316 and 40,531,316 Shares
    Issued and Outstanding                                               41,000                  41,000
  Capital in Excess of Par Value                                      3,335,000               3,305,000
  Retained Earnings                                                     489,000                 221,000
                                                                ---------------        ----------------
    Total Stockholders' Equity                                        3,866,000               3,568,000
                                                                ---------------        ----------------
    Total Liabilities and Stockholders' Equity                  $    11,672,000        $     10,855,000
                                                                ===============        ================





The accompanying notes are an integral part of the financial statements.

                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIOD ENDED MARCH 31,

                                                              1996                      1995
                                                       ---------------             -------------
Revenues:
  Financial Services Revenues                          $     1,423,000             $   2,626,000
                                                       ---------------             -------------
Less, Costs and Expenses:
  Loan Costs                                                   422,000                   918,000
  Interest Expense                                             106,000                   154,000
  General and Administrative Expenses                          474,000                   665,000
                                                       ---------------             -------------
  Total Costs and Expenses                                   1,002,000                 1,737,000
                                                       ---------------             -------------
Income before Income Taxes                                     421,000                   889,000

Provision for Income Taxes:
  Deferred                                                    (143,000)                 (242,000)
                                                       ---------------             -------------
Net Income                                             $       278,000             $     647,000
                                                       ===============             =============
Net Income Per Common Share                            $          .006             $        .014
                                                       ===============             =============
Weighted Average Common Shares
  Outstanding on a Fully-diluted Basis                      47,975,772                46,565,225
                                                       ===============             =============





The accompanying notes are an integral part of the financial statements.

                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                            1996                             1995
                                                                         -----------                      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $   278,000                      $  647,000

Adjustments to Reconcile Net Income to
  Net Cash (Used in) Operating Activities:
  Depreciation and Amortization                                               10,000                           7,000

Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
     Cash Reserves - Restricted                                              (99,000)                       (476,000)
     Due from Sales and Securitizations of Loans                            (738,000)                     (1,263,000)
     Prepaid Royalties and Expenses                                           (3,000)                         88,000

  Increase (Decrease) in Liabilities:
     Accounts Payable and Accrued Expenses                                   (30,000)                        106,000
     Professional Fees Payable                                                26,000                         (68,000)
     Deferred Compensation                                                    74,000                         201,000
     Deferred Federal Income Taxes                                           143,000                         242,000
     Accrued Litigation Settlement                                           (20,000)                              -
                                                                         -----------                      ----------
  Net Cash (Used in) Operating Activities                                   (359,000)                       (516,000)
                                                                         -----------                      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                                      (24,000)                         (1,000)
  Notes Receivable and Other Assets                                           35,000                          52,000
                                                                         -----------                      ----------
     Net Cash (Used in) Investing Activities                                  11,000                         (51,000)
                                                                         -----------                      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Issued                                                                30,000                          30,000
  Common Stock and Cash Dividends                                            (10,000)                              -
  Borrowings on Notes Payable                                                346,000                       1,120,000
  Repayment of Notes Payable                                                 (20,000)                              -
                                                                         -----------                      ----------
     Net Cash Provided by Financing Activities                               346,000                       1,150,000
                                                                         -----------                      ----------
Increase (Decrease) in Cash and Cash Equivalents                              (2,000)                        685,000

BEGINNING BALANCE, CASH AND CASH
  EQUIVALENTS                                                                 14,000                          79,000
                                                                         -----------                      ----------
ENDING BALANCE, CASH AND CASH
  EQUIVALENTS                                                            $    12,000                      $  764,000
                                                                         ===========                      ==========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash Payments for Interest                                             $    88,000                      $  104,000
                                                                         ===========                      ==========
  Cash Payments for Taxes                                                $         -                      $        -
                                                                         ===========                      ==========


The accompanying notes are an integral part of the financial statements.

                        FIRST FIDELITY ACCEPTANCE CORP.
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to financial
     statements included in the company's Annual Report on Form   10-K for
     the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

B.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Fidelity Acceptance Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. "Cash reserve accounts, restricted" and "Due from sales and securitizations of loans" are owned by the subsidiaries and are not available to creditors of the Company until disbursed by the appropriate trustee to the subsidiary and then distributed as a dividend by such subsidiary to the Company.

C.   INCOME PER SHARE

     Income per share is computed by dividing net income by the weighted average number of common shares, preferred shares, stock options and warrants outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

             COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996
                  WITH THE THREE MONTHS ENDED MARCH 31, 1995

         The Company's ability to sell and securitize Autoloans has been impaired by the former legal proceedings. This condition continued through the first quarter of 1996 until the settlement of the Borlaug legal proceedings at the end of May 1996.

         As the Company's subsidiary was near the top of its warehouse lines of credit during the first quarter of 1996, financial services revenues from the sale of Autoloans declined by 46% from $2,626,000 in 1995 to $1,423,000 in 1996. After deducting operating costs and expenses, the majority of which are directly related to volume, income before income taxes showed a similar decline from $889,000 to $421,000.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

ITEM 5.  OTHER INFORMATION.
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         Exhibit 27 Financial Data Schedule.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FIDELITY ACCEPTANCE CORP.




BY:  /s/ PATTI PLUNKETT                           Date:  6-4-96
     ------------------------------                      ---------------
     Patti Plunkett,
     Vice President
     Chief Financial Officer
     Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit
Number                                Description
- -------                               -----------
  27                                  Financial Data Schedule
