Form 10-Q
period 1996-06-30
FIRST FIDELITY ACCEPTANCE CORP
filed 1996-08-13
CIK 789874

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996
                                            -------------

            [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------
                        Commission file number 33-3435 D
                                               ---------

                        FIRST FIDELITY ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

               NEVADA                                 87-0432499
   -------------------------------        -----------------------------------
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


           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X.   No     .
                                              ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

       Title of Each Class                 Outstanding at August 9, 1996
  -----------------------------            -----------------------------
  Common Stock, $.001 par value                  41,284,656 shares

                        PART 1 - FINANCIAL STATEMENTS
                     FIRST FIDELITY ACCEPTANCE CORP. AND
                          SUBSIDIARIES CONSOLIDATED
                               BALANCE SHEETS


                                                                       JUNE 30,                   DECEMBER 31,
                                                                         1996                         1995
                                                                    -------------               --------------
                                                                     (Unaudited)                   (Audited)
ASSETS:
  Cash                                                              $      41,000               $       14,000
  Cash Reserve Accounts, Restricted                                     3,357,000                    3,618,000
  Due from Sales and Securitizations of Autoloans                       7,522,000                    6,411,000
  Prepaid Royalties                                                       280,000                      298,000
  Other Prepaid Expenses                                                  369,000                      341,000
  Office Furniture and Equipment, Net                                     100,000                       88,000
  Notes Receivable and Other Assets                                        96,000                       85,000
                                                                    -------------               --------------
    Total Assets                                                    $  11,765,000               $   10,855,000
                                                                    =============               ==============

LIABILITIES:
  Notes Payable and Long-term Debt                                  $   5,625,000               $    5,543,000
  Accounts Payable and Accrued Expenses                                   201,000                      253,000
  Professional Fees Payable                                               213,000                      225,000
  Accrued Litigation Settlement                                           489,000                      585,000
  Deferred Compensation Payable                                           541,000                      401,000
  Deferred Federal Income Taxes                                           551,000                      280,000
                                                                    -------------               --------------
    Total Liabilities                                                   7,620,000                    7,287,000
                                                                    -------------               --------------

  Commitments and Contingencies                                               -                            -

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par Value; 10,000,000 Shares
    Authorized; 536,722 Shares Issued and Outstanding                       1,000                        1,000
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 41,184,656 and 40,531,316 Shares
    Issued and Outstanding                                                 41,000                       41,000
  Capital in Excess of Par Value                                        3,365,000                    3,305,000
  Retained Earnings                                                       738,000                      221,000
                                                                    -------------               --------------
    Total Stockholders' Equity                                          4,145,000                    3,568,000
                                                                    -------------               --------------
    Total Liabilities and Stockholders' Equity                      $  11,765,000               $   10,855,000
                                                                    =============               ==============


The accompanying notes are an integral part of the financial statements.

                     FIRST FIDELITY ACCEPTANCE CORP. AND
                     SUBSIDIARIES UNAUDITED CONSOLIDATED
                           STATEMENTS OF OPERATIONS
                        FOR THE PERIOD ENDED JUNE 30,

                                                 FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                1996              1995              1996               1995
                                            ------------      ------------      ------------       ------------
Revenues:
  Financial Services Revenues               $  1,325,000      $  3,349,000      $  2,748,000       $  5,975,000
                                            ------------      ------------      ------------       ------------
Less Costs and Expenses:
  Autoloan Costs                                 348,000         1,279,000           770,000          2,197,000
  Interest Expense                               128,000           101,000           234,000            255,000
  General and Administrative Expenses            472,000           838,000           946,000          1,503,000
                                            ------------      ------------      ------------       ------------
  Total Costs and Expenses                       948,000         2,218,000         1,950,000          3,955,000
                                            ------------      ------------      ------------       ------------
Income before Income Taxes                       377,000         1,131,000           798,000          2,020,000

Provision for Income Taxes:
  Deferred                                      (128,000)         (358,000)         (271,000)          (600,000)
                                            ------------      ------------      ------------       ------------
Net Income                                  $    249,000      $    773,000      $    527,000       $  1,420,000
                                            ============      ============      ============       ============
Net Income Per Common Share                 $       .005      $       .016      $       .011       $       .030
                                            ============      ============      ============       ============
Weighted Average Common Shares
  Outstanding on a Fully-diluted Basis        47,899,040        47,908,431        47,715,820         47,595,745
                                            ============      ============      ============       ============


    The accompanying notes are an integral part of the financial statements.

                     FIRST FIDELITY ACCEPTANCE CORP. AND
                     SUBSIDIARIES UNAUDITED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30,

                                                                   1996                            1995
                                                              ---------------               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $       527,000               $      1,420,000
Adjustments to Reconcile Net Income to
  Net Cash (Used in) Operating Activities:
  Depreciation and Amortization                                        21,000                         15,000

Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
     Cash Reserves - Restricted                                       261,000                     (1,321,000)
     Due from Sales and Securitizations of Autoloans               (1,111,000)                    (2,940,000)
     Prepaid Royalties and Expenses                                   (10,000)                         9,000

  Increase (Decrease) in Liabilities:
     Accounts Payable and Accrued Expenses                            (52,000)                        44,000
     Professional Fees Payable                                        (12,000)                       (30,000)
     Deferred Compensation                                            140,000                        417,000
     Deferred Federal Income Taxes                                    271,000                        600,000
     Accrued Litigation Settlement                                    (96,000)                            -
                                                              ---------------               ----------------
  Net Cash (Used in) Operating Activities                             (61,000)                    (1,786,000)
                                                              ---------------               ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                               (33,000)                       (43,000)
  Notes Receivable and Other Assets                                   (11,000)                       (25,000)
                                                              ---------------               ----------------
     Net Cash (Used in) Investing Activities                          (44,000)                       (68,000)
                                                              ---------------               ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Issued                                                         60,000                         95,000
  Common Stock and Cash Dividends                                     (10,000)                        (9,000)
  Borrowings on Notes Payable                                         346,000                      2,218,000
  Repayment of Notes Payable                                         (264,000)                      (387,000)
                                                              ---------------               ----------------
     Net Cash Provided by Financing Activities                        132,000                      1,917,000
                                                              ---------------               ----------------
Increase (Decrease) in Cash and Cash Equivalents                       27,000                         63,000

BEGINNING BALANCE, CASH AND CASH
  EQUIVALENTS                                                 $        14,000                         79,000
                                                              ---------------               ----------------
ENDING BALANCE, CASH AND CASH
  EQUIVALENTS                                                 $        41,000               $        142,000
                                                              ===============               ================
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash Payments for Interest                                  $        66,000               $        120,000
                                                              ===============               ================
  Cash Payments for Taxes                                     $           -                 $            -
                                                              ===============               ================


The accompanying notes are an integral part of the financial statements.

                       FIRST FIDELITY ACCEPTANCE CORP.
                       NOTES TO UNAUDITED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                JUNE 30, 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

B.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of First Fidelity Acceptance Corp. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. "Cash reserve accounts, restricted" and "Due from sales and securitizations of Autoloans" are owned by the subsidiaries and are not available to creditors of the Company until disbursed by the appropriate trustee to the subsidiary and then distributed as a dividend by such subsidiary to the Company.

C.       INCOME PER SHARE

         Income per share is computed by dividing net income by the weighted average number of common shares, preferred shares, stock options and warrants outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996
                    WITH THE SIX MONTHS ENDED JUNE 30, 1995

         The Company's ability to sell and securitize Autoloans was impaired during 1996 by the Borlaug legal proceedings until their settlement at the end of May. The resolution enabled FFAC to enter into a relationship with an additional financial institution. The new relationship is designed to support the significant growth which the Company expects to attain in the second half of 1996 and beyond.

         As the Company's subsidiary was near the top of its warehouse lines of credit during the first quarter of 1996 and during much of the second quarter, financial services revenues from the sale of Autoloans declined by 54% from the first six months of 1995. After deducting operating costs and expenses, the majority of which are directly related to volume, income before income taxes showed a 60% decline.

                        LIQUIDITY AND CAPITAL RESOURCES

     The vast majority of the Company's expenses are incurred and paid between the date of the Autoloan's purchase and the time of securitization. However, the gain on Autoloan sale portion of the Company's revenue is recorded as income in the period that the Autoloan is sold, but is received in the form of cash over the life of the related Autoloan.

     If the Company sold its Autoloans for up-front cash, it would greatly impair its profitability. In order to raise capital to fund growth, the Company borrows from time to time supported by the cash flow from the amounts due from sales and securitizations of Autoloans. In addition, it sells shares of common and preferred stock through private placements.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

ITEM 5.  OTHER INFORMATION.
         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FIDELITY ACCEPTANCE CORP.


BY:  /s/ PATTI PLUNKETT                    Date: August 12, 1996
   ----------------------------------            ----------------------------
         Patti Plunkett,
         Vice President
         Chief Financial Officer
         Chief Accounting Officer

                              Index to Exhibits

Exhibit
Number                             Description
- --------                           -----------
  27             Financial Data Schedule