Form 10-Q
period 1996-09-30
FIRST FIDELITY ACCEPTANCE CORP
filed 1996-11-14
CIK 789874

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission file number 33-3435 D
                                               ----------

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

      Registrant's telephone number, including area code (972) 985-2150
                                                         --------------

            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X . No    .
                                               -----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

            Title of Each Class            Outstanding at November 13, 1996
       -----------------------------       --------------------------------
       Common Stock, $.001 par value               42,634,656 shares

                         PART 1 - FINANCIAL STATEMENTS
                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,                  DECEMBER 31,
                                                                     1996                          1995
                                                                --------------               ---------------
                                                                  (Unaudited)                    (Audited)
ASSETS:
  Cash                                                          $       79,000               $        14,000
  Cash Reserve Accounts, Restricted                                  2,442,000                     3,618,000
  Due from Sales and Securitizations of Autoloans                    7,489,000                     6,411,000
  Prepaid Royalties                                                    270,000                       298,000
  Other Prepaid Expenses                                               867,000                       341,000
  Office Furniture and Equipment, Net                                   90,000                        88,000
  Notes Receivable and Other Assets                                    322,000                        85,000
                                                                --------------               ---------------
    Total Assets                                                $   11,559,000               $    10,855,000
                                                                ==============               ===============

LIABILITIES:
  Notes Payable and Long-term Debt                              $    5,231,000               $     5,543,000
  Accounts Payable and Accrued Expenses                                 99,000                       253,000
  Professional Fees Payable                                            158,000                       225,000
  Accrued Litigation Settlement                                        459,000                       585,000
  Deferred Compensation Payable                                        597,000                       401,000
  Deferred Federal Income Taxes                                        659,000                       280,000
                                                                --------------               ---------------
    Total Liabilities                                                7,203,000                     7,287,000
                                                                --------------               ---------------

  Commitments and Contingencies                                            -                             -

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 Par Value; 10,000,000 Shares
    Authorized; 536,722 Shares Issued and Outstanding                    1,000                         1,000
  Common Stock, $.001 Par Value; 50,000,000 Shares
    Authorized; 41,184,656 and 40,531,316 Shares
    Issued and Outstanding                                              41,000                        41,000
  Capital in Excess of Par Value                                     3,365,000                     3,305,000
  Retained Earnings                                                    949,000                       221,000
                                                                --------------               ---------------
    Total Stockholders' Equity                                       4,356,000                     3,568,000
                                                                --------------               ---------------
    Total Liabilities and Stockholders' Equity                  $   11,559,000                  $ 10,855,000
                                                                ==============               ===============





The accompanying notes are an integral part of the financial statements.

                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIOD ENDED SEPTEMBER 30,

                                                FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                               1996             1995               1996               1995
                                           -----------       -----------       -----------        -----------
Revenues:
  Financial Services Revenues              $ 1,055,000       $ 2,052,000       $ 3,803,000        $ 8,027,000
                                           -----------       -----------       -----------        -----------
Less Costs and Expenses:
  Autoloan Costs                               199,000           646,000           969,000          2,843,000
  Interest Expense                             125,000            89,000           359,000            344,000
  General and Administrative Expenses          412,000           622,000         1,358,000          2,125,000
                                           -----------       -----------       -----------        -----------
  Total Costs and Expenses                     736,000         1,357,000         2,686,000          5,312,000
                                           -----------       -----------       -----------        -----------
Income before Income Taxes                     319,000           695,000         1,117,000          2,715,000

Provision for Income Taxes:
  Deferred                                    (108,000)         (185,000)         (379,000)          (785,000)
                                           -----------       -----------       -----------        -----------
Net Income                                 $   211,000       $   510,000       $   738,000        $ 1,930,000
                                           ===========       ===========       ===========        ===========
Net Income Per Common Share                $      .004       $      .010       $      .015        $      .040
                                           ===========       ===========       ===========        ===========
Weighted Average Common Shares
  Outstanding on a Fully-diluted Basis      48,123,378        47,999,861        47,852,464         47,723,733
                                           ===========       ===========       ===========        ===========





The accompanying notes are an integral part of the financial statements.

                FIRST FIDELITY ACCEPTANCE CORP. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                        1996                            1995
                                                                    -----------                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $   738,000                     $ 1,930,000

Adjustments to Reconcile Net Income to
  Net Cash (Used in) Operating Activities:
  Depreciation and Amortization                                          32,000                           9,000

Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
     Cash Reserves - Restricted                                       1,176,000                      (1,692,000)
     Due from Sales and Securitizations of Autoloans                 (1,078,000)                     (3,677,000)
     Prepaid Royalties and Expenses                                    (498,000)                       ( 60,000)

  Increase (Decrease) in Liabilities:
     Accounts Payable and Accrued Expenses                             (154,000)                         76,000
     Professional Fees Payable                                          (67,000)                        (12,000)
     Deferred Compensation                                              196,000                         539,000
     Deferred Federal Income Taxes                                      379,000                         785,000
     Accrued Litigation Settlement                                     (126,000)                            -
                                                                    -----------                     -----------
  Net Cash (Used in) Operating Activities                               594,000                      (2,102,000)
                                                                    -----------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment                                                 (34,000)                        (28,000)
  Notes Receivable and Other Assets                                    (237,000)                        (24,000)
                                                                    -----------                     -----------
     Net Cash (Used in) Investing Activities                           (271,000)                        (52,000)
                                                                    -----------                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Issued                                                           60,000                          95,000
  Common Stock and Cash Dividends                                       (10,000)                        (16,000)
  Borrowings on Notes Payable                                           125,000                       2,611,000
  Repayment of Notes Payable                                           (437,000)                       (541,000)
                                                                    -----------                     -----------
     Net Cash (Used in) Financing Activities                           (262,000)                      2,149,000
                                                                    -----------                     -----------
Increase (Decrease) in Cash and Cash Equivalents                         65,000                          (5,000)

BEGINNING BALANCE, CASH AND CASH
  EQUIVALENTS                                                       $    14,000                          79,000
                                                                    -----------                     -----------
ENDING BALANCE, CASH AND CASH
  EQUIVALENTS                                                       $    79,000                     $    74,000
                                                                    ===========                     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash Payments for Interest                                        $   109,000                     $    65,000
                                                                    ===========                     ===========
  Cash Payments for Taxes                                           $       -                       $       -
                                                                    ===========                     ===========


The accompanying notes are an integral part of the financial statements.

                        FIRST FIDELITY ACCEPTANCE CORP.
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

            COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         The Company's ability to sell and securitize Autoloans was impaired during 1996 by the Borlaug legal proceedings until their settlement at the end of May. The resolution enabled FFAC to enter into a relationship with a financial institution to purchase Autoloans without default insurance coverage. The cost of the transition from an insured to a non-insured basis has been capitalized as a prepaid expense and is being amortized over a 5-year period.

         Prior to 1996, a subsidiary of the Company sold Autoloans to third-party warehouse investors pending securitization or sale to permanent investors. Income was recognized at the time of the sale to the third-party warehouse investors. During 1996, a different subsidiary of the Company commenced warehousing the Autoloans through the issuance of trust certificates, but does not recognize income until it repurchases the Autoloans from such trusts, and sells them to third-party permanent investors as part of a portfolio sale or securitization. Consequently, less income has been recognized in 1996 than would have been recognized pursuant to the prior third-party warehouse funding mechanisms.

                        LIQUIDITY AND CAPITAL RESOURCES

     The vast majority of the Company's expenses are incurred and paid between the date of the Autoloan's purchase and the time of securitization. However, the gain on Autoloan sale portion of the Company's revenue is recorded as income in the period that the Autoloan is sold to a third-party, but is received in the form of cash over the life of the related Autoloan.

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

FIRST FIDELITY ACCEPTANCE CORP.



BY:  /s/ PATTI PLUNKETT                              Date:  11/13/96
     -------------------------------                        -----------
         Patti Plunkett,
         Vice President
         Chief Financial Officer
         Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
--------                          -----------
   27    Financial Data Schedule